Form 10-Q
period 2010-03-31
Selga Inc
filed 2010-08-16
CIK 1478132

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-165091

SELGA INC.

 (Exact name of registrant as specified in its charter)

Nevada	5500	27-1368734
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

3201 Henderson Mill Rd., #27D

Atlanta ,Georgia 30341

(Address of principal executive offices)

(404) 312-7816
(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 16, 2010
Common Stock, $0.001	12,430,000

SELGA INC.

Form 10-Q

SELGA INC. (A Development Stage Company) Balance Sheets (Unaudited)
Assets
	March 31, 2010	December 31, 2009
Current Assets
Cash	$3,775	$10,000
Inventory	5,500	-
Total Current Assets	9,275	10,000
Total Assets	$9,275	$10,000
Liabilities and Stockholders’ Equity (deficit)
Current Liabilities
Loan from Director	$5,970	$170
Total Current Liabilities	5,970	170
Stockholders’ Equity (deficit)
Common stock, $0.001par value, 75,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in-capital	-	-
Deficit accumulated during the development stage	(6,695)	(170)
Total stockholders’ equity (deficit)	3,305	9,830
Total liabilities and stockholders’ equity (deficit)	$9,275	$10,000
The accompanying notes are an integral part of these financial statements.

SELGA INC. (A Development Stage Company) Statement of Operations (Unaudited)
	Three Months Ended March 31, 2010	From Inception on November 9, 2009 to March 31, 2010
Expenses
General and Administrative Expenses	$6,525	$6,695
Net (loss) from Operation before Taxes	(6,525)	(6,695)
Provision for Income Taxes	0	0
Net (loss)	$(6,525)	$(6,695)
(Loss) per common share – Basic and diluted	$(0.00)
Weighted Average Number of Common Shares Outstanding	10,000,000
The accompanying notes are an integral part of these financial statements.

SELGA INC. (A Development Stage Company) Statement of Cash Flows (Unaudited)
		Three Months Ended March 31, 2010	From Inception on November 9, 2009 to March 31, 2010
Operating Activities
Net (loss)		$(6,525)	$(6,695)
Changes in operating assets and liabilities:
Increase in inventory		(5,500)	(5,500)
Net cash (used) for operating activities		(12,025)	(12,195)

Investing Activities		-	-
Financing Activities
Loans from Director		5,800	5,970
Sale of common stock		-	10,000
Net cash provided by financing activities		5,800	15,970
Net increase (decrease) in cash and equivalents		(6,225)	3,775
Cash and equivalents at beginning of the period		10,000	0
Cash and equivalents at end of the period		$3,775	$3,775

Supplemental cash flow information:

Cash paid for:

Interest	$		$-
Taxes	$		$-

Non-Cash Activities	$		$
The accompanying notes are an integral part of these financial statements.

SELGA INC.

(A Development Stage Company)

Notes To The Financial Statements

March 31, 2010

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Selga Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 9, 2009.  The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 918 “Development Stage Entities” and intends to commence operations in the business of exporting new and used cars from United States to South America, Europe and Africa.  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 9, 2009 through March 31, 2010 the Company has accumulated losses of $6,695. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $6,695 as of March 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

 Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at the date of the  financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SELGA INC.

(A Development Stage Company)

Notes To The Financial Statements

March 31, 2010

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Financial Instruments

The carrying value of the Company's financial instruments  approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718 “Compensation-Stock compensation”  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

 Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable todifferences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Basic and Diluted Net Loss per Share

 The Company computes net loss per share in accordance with ASC 260,"Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their  effect is anti-dilutive.

Fiscal Periods

The Company's fiscal year end is December 31.

Recent Accounting Pronouncements

The Company management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, except for those pronouncements detailed below, no other pronouncements apply or will have a material effect on the Company’s financial statements.

 In May 2009, the FASB issued ASC 855 Subsequent Events, which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements issued.

SELGA INC.

(A Development Stage Company)

Notes To The Financial Statements

March 31, 2010

(Unaudited)

NOTE 4 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. On December 24, 2009, the Company issued 10,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $10,000.

During the period November 9, 2009 (inception) to March 31, 2010, the Company sold a total of 10,000,000 shares of common stock for total cash proceeds of $10,000.

As of March 31, 2010 the Company had 10,000,000 shares of common stock issued and outstanding.

NOTE 5 - INCOME TAXES

As of March 31, 2010, the Company had net operating loss carry forwards of $6,695 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On November 9, 2009, related party had loaned the Company $170.  On January 27, 2010 related party had loaned the Company $5,800. These loans are non-interest bearing, due upon demand and unsecured. As of March 31, 2010, loan from director is $5,970.

On January 9th, 2010 the Company entered into Agreement with Selga Auto LLC., which owned by the Company’s majority shareholder. Selga Inc will use Selga Auto LLC as its buying agent. According to this Agreement, the Company bought one used car of $5,500 during the quarter ended March 31, 2010.

NOTE 7 – SUBSEQUENT EVENTS

During the period May, 2010 to July, 2010 the Company issued 2,430,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $24,300.  Since November 9, 2009 (inception), the Company sold a total of 12,430,000 shares of common stock for total cash proceeds of $34,300.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Selga Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 9, 2009.  Our registration statement was filed with the Securities and Exchange Commission on February 26, 2010 and was declared effective on May 13, 2010.

CURRENT BUSINESS OPERATIONS

Selga Inc. started operations in the business of selling new and used automobiles on November 9, 2009. Our plan is to purchase cars at auctions and from private parties and resell them.  We have developed our business plan, and entered into an agreement dated January 9, 2010, with Selga Auto LLC, an entity affiliated with our sole officer and director, Olegs Petusko. Under the terms of the agreement, Selga Auto LLC, for a term of six months, has agreed to act as our buying agent  at two car auctions for a fee of $300 per each automobile purchased with Selga Auto LLC’s assistance.  Selga Inc. has purchased one automobile to date. Additionally, on April 27, 2010, Selga Inc.’s agreement with Selga Auto LLC was amended to provide that, in the event that Selga Auto LLC and Selga Inc. bid for the purchase of the same automobile or otherwise compete, then Selga Auto LLC must immediately withdraw its bid and not compete with Selga Inc. for the purchase of such automobile and not otherwise compete with Selga Inc.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended March 31, 2010 Compared to the period from Inception (November 9, 2009) to March 31, 2010

Our net loss for the three month period ended March 31, 2010 was $6,525 compared to a net loss of $6,695 during the period from inception ( November 9, 2009) to March 31, 2010. During the three month period ended March 31, 2010, we did not generate any revenue.

During the three month period ended March 31, 2010, we incurred general and administrative expenses of $6,525 compared to $6,695 incurred during the period from inception (November 9, 2009) to March 31, 2010. General and administrative expenses incurred during the three month period ended March 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 10,000,000 for the three month period ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2010

As at March 31, 2010, our current assets were $9,275 compared to $10,000 in current assets at December 31, 2009. As at the three month period ended March 31, 2010, current assets were comprised of $3,775 in cash and $5,500 in inventory. As at March 31, 2010, our current liabilities were $5,970. Current liabilities were comprised entirely of $5,970 in loan from director.

Stockholders’ equity decreased from $9,830 as of December 31, 2009 to $3,305 as of March 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended March 31, 2010, net cash flows used in operating activities was ($12,025) consisting of a net loss of $6,525 and increase of inventory of $5,500. Net cash flows used in operating activities was ($12,195) for the period from inception (November 9, 2009) to March 31, 2010.

Cash Flows from Investing Activities

For the three month period ended March 31, 2010, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended March 31, 2010, net cash flows from financing activities was $5,800 consisting entirely of a loan from director. For the period from inception (November 9, 2009) to March 31, 2010, net cash provided by financing activities was $15,970 received from proceeds from issuance of common stock and loan from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2009 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELGA INC.
Dated: August 16, 2010	By: /s/ Olegs Petusko
Olegs Petusko, President and Chief Executive Officer and Chief Financial Officer