Form 10-Q
period 2010-06-30
Selga Inc
filed 2010-08-16
CIK 1478132

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2010

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

SELGA INC.

Form 10-Q

SELGA INC. (A Development Stage Company) Balance Sheets (Unaudited)
Assets
	June 30, 2010	December 31, 2009
Current Assets
Cash	$18,077	$10,000
Inventory	5,500	-
Total Current Assets	23,577	10,000
Total Assets	$23,577	$10,000
Liabilities and Stockholders’ Equity (deficit)
Current Liabilities
Loan from Director	$5,970	$170
Total Current Liabilities	5,970	170
Stockholders’ Equity (deficit)
Common stock, $0.001par value, 75,000,000 shares authorized;
11,690,000 shares issued and outstanding (December 31, 2009 - 10,000,000)	11,690	10,000
Additional paid-in-capital	15,210	-
Deficit accumulated during the development stage	(9,293)	(170)
Total stockholders’ equity (deficit)	17,607	9,830
Total liabilities and stockholders’ equity (deficit)	$23,577	$10,000
The accompanying notes are an integral part of these financial statements.

SELGA INC. (A Development Stage Company) Statement of Operations (Unaudited)
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	From Inception on November 9, 2009 to June 30, 2010
Expenses
General and Administrative Expenses	$2,598	$9,123	$9,293
Net (loss) from Operation before Taxes	(2,598)	(9,123)	(9,293)
Provision for Income Taxes	0	0	0
Net (loss)	$(2,598)	$(9,123)	$(9,293)
(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	10,411,538	10,206,906
The accompanying notes are an integral part of these financial statements.

SELGA INC. (A Development Stage Company) Statement of Cash Flows (Unaudited)
		Six Months Ended June 30, 2010	From Inception on November 9, 2009 to June 30, 2010
Operating Activities
Net (loss)		$(9,123)	$(9,293)
Changes in operating assets and liabilities:
Increase in inventory		(5,500)	(5,500)
Net cash (used) for operating activities		(14,623)	(14,793)

Investing Activities		-	-
Financing Activities
Loans from Director		5,800	5,970
Sale of common stock		16,900	26,900
Net cash provided by financing activities		22,700	32,870
Net increase (decrease) in cash and equivalents		8,077	18,077
Cash and equivalents at beginning of the period		10,000	0
Cash and equivalents at end of the period		$18,077	$18,077

Supplemental cash flow information:

Cash paid for:

Interest		$-	$-
Taxes		$-	$-

Non-Cash Activities	$		$
The accompanying notes are an integral part of these financial statements.

SELGA INC.

(A Development Stage Company)

Notes To The Financial Statements

June 30, 2010

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Selga Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 9, 2009.  The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 918 “Development Stage Entities”  and intends to commence operations in the business of exporting new and used cars from United States to South America, Europe and Africa.  The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception, November 9, 2009 through June 30, 2010 the Company has accumulated losses of $9,293. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $9,293 as of June 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

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

June 30, 2010

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United States dollar.

Financial Instruments

The carrying value of the Company's financial  instruments  approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718 “Compensation-Stock compensation”.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

 Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates  in effect for the year in which  those  temporary differences are expected to be recovered or settled.

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

SELGA INC.

(A Development Stage Company)

Notes To The Financial Statements

June 30, 2010

(Unaudited)

NOTE 4 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. On December 24, 2009, the Company issued 10,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $10,000. In May and June 2010, the Company issued 1,690,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $16,900.

During the period November 9, 2009 (inception) to June 30, 2010, the Company sold a total of 11,690,000 shares of common stock for total cash proceeds of $26,900.

As of June 30, 2010 the Company had 11,690,000 shares of common stock issued and outstanding.

NOTE 5 - INCOME TAXES

As of June 30, 2010, the Company had net operating loss carry forwards of $9,293 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On November 9, 2009, related party had loaned the Company $170.  On January 27, 2010 related party had loaned the Company $5,800. These loans are non-interest bearing, due upon demand and unsecured. As of June 30, 2010, loan from director is $5,970.

On January 9th, 2010 the Company entered into Agreement with is Selga Auto LLC., which owned by the Company’s majority shareholder.  Selga Inc will use Selga Auto LLC as its buying agent. According to this Agreement, the Company bought one used car of $5,500 in January, 2010.

 NOTE 7 – SUBSEQUENT EVENTS

In July, 2010 the Company issued 740,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $7,400.  Since November 9, 2009 (inception), the Company sold a total of 12,430,000 shares of common stock for total cash proceeds of $34,300.

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

Six Month Period Ended June 30, 2010 Compared to the period from Inception (November 9, 2009) to June 30, 2010

Our net loss for the six month period ended June 30, 2010 was $9,123 compared to a net loss of $9,293 during the period from inception ( November 9, 2009) to June 30, 2010. During the six month period ended June 30, 2010, we did not generate any revenue.

During the six month period ended June 30, 2010, we incurred general and administrative expenses of $9,123 compared to $9,293 incurred during the period from inception (November 9, 2009) to June 30, 2010. General and administrative expenses incurred during the six month period ended June 30, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 10,206,906 for the six month period ended June 30, 2010.

Three Month Period Ended June 30, 2010 Compared to the period from Inception (November 9, 2009) to June 30, 2010

Our net loss for the three month period ended June 30, 2010 was $2,598 compared to a net loss of $9,293 during the period from inception ( November 9, 2009) to June 30, 2010. During the three month period ended June 30, 2010, we did not generate any revenue.

During the three month period ended June 30, 2010, we incurred general and administrative expenses of $2,598 compared to $9,293 incurred during the period from inception (November 9, 2009) to June 30, 2010. General and administrative expenses incurred during the three month period ended June 30, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 10,411,538 for the three month period ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended June 30, 2010

As at June 30, 2010, our current assets were $23,577 compared to $10,000 in current assets at December 31, 2009. As at the six month period ended June 30, 2010, current assets were comprised of $18,077 in cash and $5,500 in inventory. As at June 30, 2010, our current liabilities were $5,970. Current liabilities were comprised entirely of $5,970 in loan from director.

Stockholders’ equity increased from $9,830 as of December 31, 2009 to $17,607 as of June 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended June 30, 2010, net cash flows used in operating activities was ($14,623) consisting of a net loss of $9,123 and increase of inventory of $5,500. Net cash flows used in operating activities was ($14,793) for the period from inception (November 9, 2009) to June 30, 2010.

Cash Flows from Investing Activities

For the six month period ended June 30, 2010, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended June 30, 2010, net cash flows from financing activities was $22,700 consisting of $5,800 loan from director and $16,900 received from proceeds from issuance of common stock. For the period from inception (November 9, 2009) to June 30, 2010, net cash provided by financing activities was $32,870 received from proceeds from issuance of common stock and loan from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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