Form 10-Q
period 2010-09-30
Selga Inc
filed 2010-11-05
CIK 1478132

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2010

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 5, 2010
Common Stock, $0.001	12,430,000

SELGA INC.

Form 10-Q

SELGA INC. (A Development Stage Company) Balance Sheets (Unaudited)
Assets
	September 30, 2010	December 31, 2009
Current Assets
Cash	$5,357	$10,000
Inventory	6,695	-
Total Current Assets	12,052	10,000
Total Assets	$12,052	$10,000
Liabilities and Stockholders’ Equity (deficit)
Current Liabilities
Loan from Director	$170	$170
Deposit from customer	985	-
Total Current Liabilities	1,155	170
Stockholders’ Equity (deficit)
Common stock, $0.001par value, 75,000,000 shares authorized;
12,430,000 shares issued and outstanding (December 31, 2009 - 10,000,000)	12,430	10,000
Additional paid-in-capital	21,870	-
Deficit accumulated during the development stage	(23,403)	(170)
Total stockholders’ equity (deficit)	10,897	9,830
Total liabilities and stockholders’ equity (deficit)	$12,052	$10,000
The accompanying notes are an integral part of these financial statements.

SELGA INC. (A Development Stage Company) Statement of Operations (Unaudited)
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	From Inception on November 9, 2009 to September 30, 2010
Revenues	$9,600	$9,600	$9,600
Total Revenues	$9,600	$9,600	$9,600
Expenses
General and Administrative Expenses	$23,710	$32,833	$33,003
Total Expenses	$23,710	$32,833	$33,003
Net (loss) from Operation before Taxes	(14,110)	(23,233)	(23,403)
Provision for Income Taxes	0	0	0
Net (loss)	$(14,110)	$(23,233)	$(23,403)
(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	12,298,587	10,911,795
The accompanying notes are an integral part of these financial statements.

SELGA INC. (A Development Stage Company) Statement of Cash Flows (Unaudited)
		Nine Months Ended September 30, 2010	From Inception on November 9, 2009 to September 30, 2010
Operating Activities
Net (loss)		$(23,233)	$(23,403)
Changes in operating assets and liabilities:
Increase in inventory		(6,695)	(6,695)
Increased in deposit from customer		985	985
Net cash (used) for operating activities		(28,943)	(29,113)

Investing Activities		-	-
Financing Activities
Loans from Director		-	170
Sale of common stock		24,300	34,300
Net cash provided by financing activities		24,300	34,470
Net increase (decrease) in cash and equivalents		4,643	5,357
Cash and equivalents at beginning of the period		10,000	0
Cash and equivalents at end of the period		$5,357	$5,357

Supplemental cash flow information:

Cash paid for:

Interest		$-	$-
Taxes		$-	$-

Non-Cash Activities	$		$
The accompanying notes are an integral part of these financial statements.

SELGA INC.

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2010

(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Selga Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 9, 2009.  The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 918 “Development Stage Entities”  and intends to commence operations in the business of exporting new and used cars from United States to South America, Europe and Africa.  The Company has generated $10,585 revenue to date.   For the period from inception, November 9, 2009 through September 30, 2010 the Company has accumulated losses of $23,403. The company’s operations are subject to all risks inherent in the establishment of a new business enterprise.

Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $23,403 as of September 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

 Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents..

Inventory

The Company uses Specific Identification Inventory method. This method requires a business to identify each unit of merchandise with the unit's cost and retain that identification until the inventory is sold.  Once a specific inventory item is sold, the cost of the unit is assigned to cost of goods sold.

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

September 30, 2010

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

SELGA INC.

(A Development Stage Company)

Notes To The Financial Statements

September 30, 2010

(Unaudited)

NOTE 4 - COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. On December 24, 2009, the Company issued 10,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $10,000. In May and June 2010, the Company issued 1,690,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $16,900. In July and August 2010, the Company issues 740,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $7,400.

During the period November 9, 2009 (inception) to September 30, 2010, the Company sold a total of 12,430,000 shares of common stock for total cash proceeds of $34,300.

As of September 30, 2010 the Company had 12,430,000 shares of common stock issued and outstanding.

NOTE 5 - INCOME TAXES

As of September 30, 2010, the Company had net operating loss carry forwards of $23,403 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 6 - RELATED PARTY TRANSACTONS

On November 9, 2009, related party had loaned the Company $170.  On January 27, 2010 related party had loaned the Company $5,800. On July 20, 2010 the Company made $5,800 loan repayment to related party. As of September 30, 2010, loan from director is $170. This loan is non-interest bearing, due upon demand and unsecured

 NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2010 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

CURRENT BUSINESS OPERATIONS

Selga Inc. started operations in the business of selling new and used automobiles on November 9, 2009. The Company purchases cars at auctions and from private parties and resells them.  We have developed our business plan, and entered into an agreement dated January 9, 2010, with Selga Auto LLC, an entity affiliated with our sole officer and director, Olegs Petusko. Under the terms of the agreement, Selga Auto LLC, for a term of six months, has agreed to act as our buying agent  at two car auctions for a fee of $300 per each automobile purchased with Selga Auto LLC’s assistance.  Additionally, on April 27, 2010, Selga Inc.’s agreement with Selga Auto LLC was amended to provide that, in the event that Selga Auto LLC and Selga Inc. bid for the purchase of the same automobile or otherwise compete, then Selga Auto LLC must immediately withdraw its bid and not compete with Selga Inc. for the purchase of such automobile and not otherwise compete with Selga Inc. As of September 30, 2010, Selga Inc. has purchased four automobiles, sold two of them and received deposit for one automobile.

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

Nine Month Period Ended September 30, 2010 Compared to the period from Inception (November 9, 2009) to September 30, 2010

Our net loss for the nine month period ended September 30, 2010 was $23,233 compared to a net loss of $23,403 during the period from inception ( November 9, 2009) to September 30, 2010. During the nine month period ended September 30, 2010, we generated $9,600 revenue from sales of automobiles.

During the nine month period ended September 30, 2010, we incurred general and administrative expenses of $32,833 compared to $33,003 incurred during the period from inception (November 9, 2009) to September 30, 2010. General and administrative expenses incurred during the nine month period ended September 30, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 10,911,795 for the nine month period ended September 30, 2010. The weighted average number of shares outstanding was 12,298,587 for the three month period ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2010

As at September 30, 2010, our current assets were $12,052 compared to $10,000 in current assets at December 31, 2009. As at the nine month period ended September 30, 2010, current assets were comprised of $5,357 in cash and $6,695 in inventory. As at September 30, 2010, our current liabilities were $1,155. Current liabilities were comprised of $170 in loan from director and $985 deposit from customer.

Stockholders’ equity increased from $9,830 as of December 31, 2009 to $10,897 as of September 30, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended September 30, 2010, net cash flows used in operating activities was ($28,943) consisting of a net loss of $22,248, increase of inventory of $6,695 and increase of deposit from customer of $985. Net cash flows used in operating activities was ($29,113) for the period from inception (November 9, 2009) to September 30, 2010.

Cash Flows from Investing Activities

For the nine month period ended September 30, 2010, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended September 30, 2010, net cash flows from financing activities was $24,300 consisting entirely of $24,300 received from proceeds from issuance of common stock. For the period from inception (November 9, 2009) to September 30, 2010, net cash provided by financing activities was $34,470 received from proceeds from issuance of common stock and loan from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SELGA INC.
Dated: November 5, 2010	By: /s/ Olegs Petusko
Olegs Petusko, President and Chief Executive Officer and Chief Financial Officer