Form 10-K
period 2010-12-31
Selga Inc
filed 2011-03-15
CIK 1478132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-165091

SELGA INC.

 (Exact name of registrant as specified in its charter)

Nevada	5500	27-1368734
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

3201 Henderson Mill Rd., #27D

Atlanta ,Georgia 30341

(Address of principal executive offices)

(404) 312-7816
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X]

As of March 15, 2011, the registrant had 12,430,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 15, 2011.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", and "Selga" mean Selga Inc, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

Selga Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 9, 2009.  Our registration statement was filed with the Securities and Exchange Commission on February 26, 2010 and was declared effective on May 13, 2010.

CURRENT BUSINESS OPERATIONS

Selga Inc. started operations in the business of selling new and used automobiles on November 9, 2009. The Company purchases cars at auctions and from private parties and resells them.  We have developed our business plan, and entered into an agreement dated January 9, 2010, with Selga Auto LLC. Under the terms of the agreement, Selga Auto LLC, has agreed to act as our buying agent  at two car auctions for a fee of $300 per each automobile purchased with Selga Auto LLC’s assistance.  Additionally, on April 27, 2010, Selga Inc.’s agreement with Selga Auto LLC was amended to provide that, in the event that Selga Auto LLC and Selga Inc. bid for the purchase of the same automobile or otherwise compete, then Selga Auto LLC must immediately withdraw its bid and not compete with Selga Inc. for the purchase of such automobile and not otherwise compete with Selga Inc. As of December 31, 2010, Selga Inc. has purchased six automobiles and sold four of them.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

We do not own any real estate or other properties.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “SLGA”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of March 15, 2011, no shares of our common stock have traded.

Number of Holders

As of March 15, 2011, the 12,430,000 issued and outstanding shares of common stock were held by a total of 28 shareholders of record.

DIVIDENDS

No cash dividends were paid on our shares of common stock during the fiscal years ended December 31, 2009 and 2010.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

None.

OTHER STOCKHOLDER MATTERS

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED DECEMBER 31, 2010 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2009.

Our net loss for the fiscal year ended December 31, 2010 was $27,697 compared to a net loss of $170 during the fiscal year ended December 31, 2009. During fiscal year ended December 31, 2010, the Company has generated $26,185 revenue. Cost of goods sold was $24,650 and gross margin was $1,535.

During the fiscal year ended December 31, 2010, we incurred general and administrative expenses of $29,232 compared to $170 incurred during fiscal year ended December 31, 2009.  These expenses incurred during the fiscal year ended December 31, 2010 consisted of: bank charges and interest of $205 (2009:  $-0); transfer agent fees of $12,053 (2009:  $-0) professional fees of $15,695 (2009: $-0) and miscellaneous charges of $1,279 (2009: $170).

Expenses incurred  during  fiscal year ended December  31, 2010  compared to fiscal year ended December 31, 2009  increased  primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses  generally  include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average  number of shares  outstanding  was  11,294,466 for the fiscal year ended December 31, 2010 compared to 1,509,434 for the fiscal year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2010

As of December 31, 2010, our current assets were $7,378 and our total liabilities were $945. As of December 31, 2010, current assets were comprised of $683 in cash and $6,695 in inventory; total liabilities were comprised of $775 in accrued expenses and of $170 in advances from a director.

As of December 31, 2010, our total assets were $7,378 comprised entirely of current assets.  Stockholders’ equity decreased from $9,830 as of December 31, 2009 to $6,433 as of December 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended December  31, 2010, net cash flows used in operating activities was ($33,617) consisting  of a net loss of ($27,697) , increase in inventory of $(6,695) and  accrued expenses $775. For the fiscal year ended December 31, 2009, net cash flows used in operating activities was ($170) consisting entirely of a net loss of ($170). Net cash flows used in operating activities was ($33,787) for the period from inception (November 9, 2009) to December 31, 2010.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended December 31, 2010, net cash from financing activities was $24,300, consisting entirely of proceeds received from issuances of common stock. For the fiscal year ended December 31, 2009, net cash from financing activities was $10,170, consisting of $170 in advances from a director and $10,000 proceeds received from issuances of common stock. For the period from inception (November 9, 2009) to December 31, 2010, net cash provided by financing activities was $34,470 consisting of $34,300 proceeds received from issuances of common stock and $170 in advances from a director.

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

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2010 and December 31, 2009 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholder's Equity
Statements of Cash Flows
Notes to Financial Statements

Chang G. Park, CPA, Ph. D.

t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92108t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Selga Inc.

We have audited the accompanying balance sheets of Selga Inc. (the “Company”) as of December 31, 2010 and 2009 and the related statement of operation, changes in shareholders’ equity and cash flow for the years then ended and the period from November 7, 2009 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Selga Inc. as of December 31, 2010 and 2009, and the result of its operation and its cash flow for the years then ended and the period from November 31, 2009 (inception) to December 31, 2010 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s losses from operations and no operation raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park

____________________

CHANG G. PARK, CPA

March 15, 2011

San Diego, CA. 92108

SELGA INC. (A Development Stage Company) Balance Sheets
Assets
	December 31, 2010	December 31, 2009
Current Assets
Cash	$683	$10,000
Inventory	6,695	-
Total Current Assets	7,378	10,000
Total Assets	$7,378	$10,000
Liabilities and Stockholders’ Equity (deficit)
Current Liabilities
Loan from Director	$170	$170
Accrued expenses	775	-
Total Current Liabilities	945	170
Stockholders’ Equity (deficit)
Common stock, $0.001par value, 75,000,000 shares authorized;
12,430,000 shares issued and outstanding (December 31, 2009 - 10,000,000)	12,430	10,000
Additional paid-in-capital	21,870	-
Deficit accumulated during the development stage	(27,867)	(170)
Total stockholders’ equity (deficit)	6,433	9,830
Total liabilities and stockholders’ equity (deficit)	$7,378	$10,000
The accompanying notes are an integral part of these financial statements.

SELGA INC. (A Development Stage Company) Statement of Operations
	Year ended December 31, 2010	Year ended December 31, 2009	From Inception on November 9, 2009 to December 31, 2010
Revenues	$26,185	$-	$26,185
Cost of Good Sold	24,650		24,650
Gross Margin	1,535		1,535
Expenses
General and Administrative Expenses	29,232	170	29,402
Total Expenses	29,232	170	29,402
Net (loss) from Operation before Taxes	(27,697)	(170)	(27,867)
Provision for Income Taxes	-	-	-
Net (loss)	$(27,697)	$(170)	$(27,867)
(Loss) per common share – Basic and diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares Outstanding	11,294,466	1,509,434
The accompanying notes are an integral part of these financial statements.

SELGA INC. (A Development Stage Company) Statement of Stockholders’ Equity From Inception on November 9, 2009 to December 31, 2010
	Number of Common Shares	Amount	Additional Paid-in- Capital	Deficit accumulated During development stage	Total
Balance at inception on November 9, 2009
December 24, 2009
Common shares issued for cash at $0.001	10,000,000	$ 10,000	$ -	$ -	$ 10,000
Net (loss)				(170)	(170)
Balance as of December 31, 2009	10,000,000	10,000	-	(170)	9,830
Common shares issued for cash at $0.01	2,430,000	2,430	21,870	-	24,300
Net (loss)				(27,697)	(27,697)
Balance as of December 31, 2010	12,430,000	$12,430	$ 21,870	$ (27,867)	$ 6,433

The accompanying notes are an integral part of these financial statements.

SELGA INC. (A Development Stage Company) Statement of Cash Flows
		Year ended December 31, 2010		Year ended December 31, 2009	From Inception on November 9, 2009 to December 31, 2010
Operating Activities
Net (loss)		$(27,697)		$(170)	$(27,867)
Changes in operating assets and liabilities:
Increase in inventory		(6,695)		-	(6,695)
Accrued expenses		775		-	775
Net cash (used) for operating activities		(33,617)		(170)	(33,787)

Investing Activities		-		-	-
Financing Activities
Loans from Director		-		170	170
Sale of common stock		24,300		10,000	34,300
Net cash provided by financing activities		24,300		10,170	34,470
Net increase (decrease) in cash and equivalents		9,317		10,000	683
Cash and equivalents at beginning of the period		10,000		0	0
Cash and equivalents at end of the period		$683		$10,000	$683

Supplemental cash flow information:

Cash paid for:

Interest		$-		$-	$-
Taxes		$-		$-	$-

Non-Cash Activities	$		$		$

The accompanying notes are an integral part of these financial statements.

SELGA INC.

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2010

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Selga Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 9, 2009.  The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 918 “Development Stage Entities”  and intends to commence operations in the business of exporting new and used cars from United States to South America, Europe and Africa.  The Company has generated $26,185 revenue to date.   For the period from inception, November 9, 2009 through December 31, 2010 the Company has accumulated losses of $27,867. The company’s operations are subject to all risks inherent in the establishment of a new business enterprise.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $27,867 as of December 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from director and/or private placement of common stock.

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

December 31, 2010

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

December 31, 2010

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

During the period November 9, 2009 (inception) to December 31, 2010, the Company sold a total of 12,430,000 shares of common stock for total cash proceeds of $34,300.

As of December 31, 2010 the Company had 12,430,000 shares of common stock issued and outstanding.

NOTE 5 - INCOME TAXES

As of December 31, 2010, the Company had net operating loss carry forwards of $27,867 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company’s loss before income taxes. The components of these differences are as follows:

Loss before income tax	$ 27,697
Statutory tax rate	34%
Expected recovery of income taxes at standard rates	9,417
Change in valuation allowance	(9,417)

Income tax provision	$ -

Components of deferred tax asset:
Non-capital tax loss carry forwards	$ 9,475
Less: valuation allowance	(9,475)

Net deferred tax asset	$ -

SELGA INC.

(A Development Stage Company)

Notes To The Financial Statements

December 31, 2010

NOTE 6 - RELATED PARTY TRANSACTONS

On November 9, 2009, related party had loaned the Company $170.  On January 27, 2010 related party had loaned the Company $5,800. On July 20, 2010 the Company made $5,800 loan repayment to related party. As of December 31, 2010, loan from director is $170. This loan is non-interest bearing, due upon demand and unsecured.

The Company entered into an agreement dated January 9, 2010, with Selga Auto LLC. Under the terms of the agreement, Selga Auto LLC, has agreed to act as our buying agent at two car auctions for a fee of $300 per each automobile purchased with Selga Auto LLC’s assistance.  Additionally, on April 27, 2010, Selga Inc.’s agreement with Selga Auto LLC was amended to provide that, in the event that Selga Auto LLC and Selga Inc. bid for the purchase of the same automobile or otherwise compete, then Selga Auto LLC must immediately withdraw its bid and not compete with Selga Inc. for the purchase of such automobile and not otherwise compete with Selga Inc. During the fiscal year ended December 31, 2010, the Company had purchased six cars from Selga Auto LLC for total of $31,345.

 NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2010 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters.  At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense.  Management will continue to evaluate this segregation of duties.  In addition, management is aware that many of our currently existing internal controls are undocumented.  Our management will be working to document such internal controls over the coming year.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address  and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Olegs Petusko 3201 Henderson Mill Rd., #27D Atlanta, Georgia 30341	40	President, Secretary, Treasurer and Director

Biographical Information and Background of officer and director

Olegs Petusko has acted as our President, Secretary, Treasurer and sole Director since our incorporation on November 9, 2009.   Since November 2004, Mr. Petusko has been in the business of purchasing and reselling automobiles through Selga Auto LLC, a registered car dealer located in the State of Georgia whom he controls with one other partner.  Mr. Petusko attended Riga Technical College in 1987 and 1988.

AUDIT COMMITTEE

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

FAMILY RELATIONSHIPS

None.

ITEM 11. EXECUTIVE COMPENSATION

 The following table sets forth the compensation paid by us for the last two fiscal years ending December 31, 2010 for our officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officer.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Olegs Petusko	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

We have no employment agreements with our officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officer and director.

Director Compensation

None.

Employment Agreements

None.

Report on Repricing of Options

None.

CHANGE OF CONTROL

As of December 31, 2010, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer.  Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Olegs Petusko 3201 Henderson Mill Rd., #27D Atlanta, Georgia 30341	10,000,000 shares of common stock (direct)	80.45%

The percent of class is based on 12,430,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Selga Inc. uses Selga Auto LLC as its buying agent to purchase automobiles.  Selga Auto LLC was founded by and controlled by Olegs Petusko, our sole officer and director, and a business partner of Mr. Petusko’s. On April 27, 2010, Mr. Petusko resigned as the Chief Executive Officer and a manager of Selga Auto LLC, and no longer manages any activities of Selga Auto LLC and no longer owes any fiduciary duties to Selga Auto LLC or Selga Auto LLC’s security holders.  Selga Auto LLC has two membership/security holders, one of whom is Mr. Petusko.  Though not an officer or manager of Selga Auto LLC, Mr. Petusko hold a 50% membership interest in Selga Auto LLC and is therefore, entitled to receive 50% of the net profits of Selga Auto LLC distributed to Selga Auto LLC’s membership/security holders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended December 31, 2010, we incurred  approximately  $8,950  in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements for the fiscal year ended December 31, 2009  and for the reviews of our financial  statements  for the quarters ended March 31, 2010, June 30, 2010  and September 30, 2010.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1  Consent of Chang Park, CPA

31.1  Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

31.2    Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELGA INC.
Dated: March 15, 2011	By: /s/ Olegs Petusko
Olegs Petusko, President and Chief Executive Officer and Chief Financial Officer