Form 10-Q
period 2011-03-31
Selga Inc
filed 2011-05-23
CIK 1478132

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

6021 Yonge Street - Suite 1011

Toronto, Ontario

Canada M2M 3W2

 (Address of principal executive offices)

(647) 456-4002

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 20, 2011
Common Stock, $0.001	12,430,000

SELGA INC.

Form 10-Q

Item 1. Financial Statements

Chang G. Park, CPA, Ph. D.

t 4725 MERCURY STREET SUITE 210 t SAN DIEGO t CALIFORNIA 92108-3707t

t TELEPHONE (858)722-5953 t FAX (858) 408-2695  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

 Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Selga, Inc.

(A Development Stage company)

We have reviewed the accompanying balance sheet of Selga, Inc. (A Development  Stage “Company”) as of March 31, 2011, and the related statements of operations, and cash flows for the three months ended March 31, 2011, and for the period from November 9, 2009 (inception) through March 31, 2011. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park

____________________________

Chang G. Park, CPA

May 23, 2011

San Diego, California

Member of the California Society of Certified Public Accountants

Registered with the Public Company Accounting Oversight Board

SELGA INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)
(Stated in US Dollars)

	(Unaudited)		(Audited)
		As of	As of
		March 31, 2011	December 31, 2010
Assets

Current assets
Cash		$1,917	$683
Inventory		-	6,695
Total current assets		1,917	7,378

Total Assets	$		$7,378

Liabilities and Stockholders' Equity (deficit)
Current liabilities
Accrued expenses		$-	$775
Loan from director		170	170
Total current liabilities		170	945

Stockholders' equity (deficit)
Common stock, ($0.001 par value, 75,000,000 shares authorized; 12,430,000 shares issued and outstanding
as of March 31, 2011 and December 31, 2010 respectively		12,430	12,430
Additional paid-in capital		21,870	21,870
Deficit accumulated during exploration stage		(32,554)	(27,867)
Total stockholders' equity (deficit)		1,746	6,433

Total liabilities and stockholders' equity (deficit)		$1,917	$7,378

The accompanying notes are an integral part of these financial statements.

SELGA INC.
(A Development Stage Company)
Statements of Operations (Unaudited)
(Stated in US Dollars)

	Three Months	Three Months	November 9, 2009 (inception)
	Ended	Ended	Through
	March 31, 2011	March 31, 2010	March 31, 2011

Revenues	$ 6,800	$ -	$ 32,985
Cost of goods sold	6,695	-	31,345
Gross margin	105	-	1,640

Expenses
General and administrative expenses	4,792	6,525	34,194

Total expenses	4,792	6,525	34,194

Net income (loss) from operations	(4,687)	(6,525)	(32,554)

Net Income (Loss)	$ (4,687)	$ (6,525)	$ (32,554)

Basic and diluted earnings (loss) per share	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	12,430,000	10,000,000

The accompanying notes are an integral part of these financial statements.

SELGA INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (unaudited)
From November 9, 2009 (Inception) through March 31, 2011
(Stated in US Dollars)

				Deficit
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Exploration
				Stage

Balance at inception on November 9, 2009

Stock issued for cash on December 24, 2009
at $0.001 par value	10,000,000	10,000	-		10,000
Net profit (loss) at December 31, 2009				(170)	(170)

Balance at December 31, 2009	10,000,000	10,000		(170)	9,830
In May/June/July and August of 2010, stock
was issued for cash at $0.01 per share	2,430,000	2,430	21,870		24,300
Net profit(loss) at December 31, 2010				(27,697)	(27,697)

Balance at December 31, 2010	12,430,000	12,430	21,870	(27867)	6,433

Net profit (loss) at March 31, 2011				(4,687)	(4,687)

Balance, March 31, 2011	12,430,000	12,430	21,870	(32,554)	1,746

The accompanying notes are an integral part of these financial statements.

SELGA INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
(Stated in US Dollars)

	Three Months	Three Months	November 9, 2009 (inception)
	Ended	Ended	through
	March 31, 2011	March 31, 2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (4,687)	$ (6,525)	$ (32,554)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase in inventory	6,695	(5,500)	-
Increase in deposit from customer
Accrued expenses	(775)	-	-
Net cash provided by (used in) operating activities	1,233	(12,025)	(32,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by (used in) investing activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan from director	-	5,800	170
Issuance of common stock	-	-	34,300
Net cash provided by (used in) financing activities	-	5,800	34,470

Net increase (decrease) in cash	1,233	(6,225)	1,916
Cash at beginning of period	683	10,000	-

CASH AT END OF PERIOD	$ 1,916	$ 3,775	$ 1,916

Non-cash investing and financing activities	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$ -	$ -	$ -
Income Taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SELGA INC

(A Development Stage Company)

Notes to Financial Statements

March 31, 2011

(Stated in U.S. Dollars)

NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Selga Inc. (the “Company”) was incorporated in the State of Nevada on November 9, 2009, and its year-end is December 31.  The Company is “A Development Stage Company” as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 918, Development Stage Entities. The Company intends to commence operations in the business of exporting new and used cars from the United States to South America, Europe and Africa. The Company has generated $32,985 in revenue through March 31, 2011 and has accumulated losses of $32,554 from November 9, 2009 through March 31, 2011. The Company’s operations are subject to all risks inherent in the establishment of a new business enterprise.

NOTE 2.  GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $32,554 as of March 31, 2011and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements are prepared using the accrual method of accounting and in accordance with generally accepted principles in the United States of America and are prepared in US dollars.

Basic Earnings (loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share.  ASC 260 specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  The Company has adopted the provisions of ASC 260 effective November 9, 2009 (inception).

SELGA INC

(A Development Stage Company)

Notes to Financial Statements

March 31, 2011

(Stated in U.S. Dollars)

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding.  Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory

The Company uses Specific Identification Inventory Method. This method requires a business to identify each unit of merchandise with the unit’s cost and retain that identification until the inventory is sold. Once a specific inventory item is sold, the cost of the unit is assigned to “cost of goods sold”.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results  from  the net  change  during  the  year of  deferred  tax  assets  and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

As of March 31, 2011, the Company had net operating loss carry-forwards of $32,554 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States Dollar.

Financial Instruments

SELGA INC

(A Development Stage Company)

Notes to Financial Statements

March 31, 2011

(Stated in U.S. Dollars)

The carrying value of the Company’s financial instruments approximates their value because of the short maturity of these instruments.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with FASB ASC 718 “Compensation- Stock Compensation”. To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

NOTE 4.   WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common.

NOTE 5.   RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  The CEO of the Company has other business interests. It is possible that he could become involved in some of these activities as they become available.  This could create a conflict between the Company and his other business interests.  The Company has not formulated a policy for the resolution of such a conflict should one arise.

On November 9, 2009, a related party loaned the Company $170. This loan is non-interest bearing, due upon demand and unsecured.

Effective March 31, 2011, the sole director of the Company, Olegs Petusko, sold 10,000,000 shares of common stock, representing 80.5% of the total issued and outstanding shares to Warmond Fang. Olegs Petusko resigned all positions held with the Company and Warmond Fang was appointed CEO, President and Director. Jatinder S.Bhogal was appointed director and Frank J. Harington as Secretary. (Please refer to Form 8-K and exhibits 10-1 “Stock Purchase Agreement” and 10-2 “Consulting Agreement” filed with the Securities and Exchange Commission on 3/31/2011).

Effective March 31, 2011, The Company entered into a “Consulting Agreement” with Selga Auto LLC, (a company owned by Olegs Petusko). Olegs Petusko shall serve as a consultant to the Company for six continuous months and in consideration for such services shall receive $300.00 US Dollars per automobile acquired by the Consultant on behalf of the Company.

SELGA INC

(A Development Stage Company)

Notes to Financial Statements

March 31, 2011

(Stated in U.S. Dollars)

NOTE 6.  COMMON STOCK

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

As of March 31, 2011 the Company had 12,430,000 shares of common stock issued and outstanding.

NOTE 7.  SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2011 up through date the Company issued these financial statements.  During this period, the Company did not have any material recognizable subsequent events.

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

CURRENT BUSINESS OPERATIONS

Selga Inc. started operations in the business of selling new and used automobiles on November 9, 2009. Our plan is to purchase cars at auctions and from private parties and resell them.  We have developed our business plan, and entered into an agreement dated January 9, 2010, with Selga Auto LLC, an entity affiliated with our then sole officer and director, Olegs Petusko. Under the terms of the agreement, Selga Auto LLC, for a term of six months, has agreed to act as our buying agent  at two car auctions for a fee of $300 per each automobile purchased with Selga Auto LLC’s assistance.  Selga Inc. has purchased _6__ automobiles to date. Additionally, on April 27, 2010, Selga Inc.’s agreement with Selga Auto LLC was amended to provide that, in the event that Selga Auto LLC and Selga Inc. bid for the purchase of the same automobile or otherwise compete, then Selga Auto LLC must immediately withdraw its bid and not compete with Selga Inc. for the purchase of such automobile and not otherwise compete with Selga Inc.

Currently, Selga Auto, LLC is purchasing automobiles for us on a consulting basis.

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

Three Month Period Ended March 31, 2011 Compared to the Three Month Period Ended March 31, 2010

Our net loss for the three month period ended March 31, 2011 was $4,687 compared to a net loss of $6,525 during the three month period ended to March 31, 2010. The decreased level of losses reflects reduced general and administrative expenses as our Form S-1 Registration Statement was completed.  General and administrative expenses incurred during the three month periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

During the three month period ended March 31, 2010, generated $6,800 in revenue.

During the three month period ended March 31, 2010, we did not generate any revenue.  We believe that our revenue will fluctuate in the future and that these results are not indicative in any way of our future results.

The weighted average number of shares outstanding was 10,000,000 for the three month period ended March 31, 2010 and 12,430,000 for the three month period ended March 31, 2011..

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended March 31, 2011

As at March 31, 2011, our current assets were $1,917 compared to $7,378 in current assets at December 31, 2010. As at December 31, 2010, current assets were comprised of $683 in cash and $6,695 in inventory while at March 31, 2011, current assets were solely cash. As at December 31, 2010, our current liabilities were $945 comprised of a $170 loan from a director and $775 in accrued expenses. Current liabilities at March 31, 2011 were comprised entirely of a $170 loan from director which has since been forgiven.

Stockholders’ equity decreased from $6,433 as at December 31, 2010 and $1,746 at March 31, 2011, reflecting our continuing losses.

Cash Flows from Operating Activities

We have not generated significant positive cash flows from operating activities for any period. For the three month period ended March 31, 2011, net cash flows provided by operating activities was $1,233 consisting of a net loss of ($4,687) and increase of inventory of $6,695. Net cash flows used in operating activities was ($32,554) for the period from inception (November 9, 2009) to March 31, 2011.

Cash Flows from Investing Activities

For the three month period ended March 31, 2011, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

For the three month period ended March 31, 2011, we did not generate any cash flows from financing activities.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Item 4T. - Controls and Procedures

Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 (the “Exchange Act”) require public companies to maintain “disclosure controls and procedures,” which are defined as controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

-

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of March 31, 2011, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2011.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets.  Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information.  Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. We anticipate the costs of implementing these remediation initiatives will be approximately $50,000 to $100,000 a year in increased salaries, legal and accounting expenses.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011.  However, due to our small size and limited resources we could experience additional delays in implementation.

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

ITEM 4.  REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2 Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELGA INC.
Dated: May 23, 2011	By: /s/ Warmond Fang
Warmond Fang, President and Chief Executive Officer and Chief Financial Officer