Form 10-Q
period 2011-06-30
Selga Inc
filed 2011-09-14
CIK 1478132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No.: 333-165091

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [X]   No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 14, 2011
Common Stock, $0.001	12,430,000

SELGA INC.

Form 10-Q

Selga, Inc.

(A Development Stage Company)

June 30, 2011 and 2010

Index to Financial Statements

Contents                                                                                                                                                                                                             Page(s)

Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010

5

Statements of Operations for the Six Months Ended June 30, 2011 and 2010 and for the Period from November 9, 2009

(inception) through June 30, 2011 (Unaudited)                                                                                                                                                  6

Statements of Operations for the Three Months Ended June 30, 2011 and 2010 (Unaudited)

 7

Statement of Stockholders’ Equity (Deficit) for the Period from November 9, 2009 (inception) through June 30, 2011 (Unaudited)   8

Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and for the Period from November 9, 2009

(inception) through June 30, 2011 (Unaudited)                                                                                                                                                  9

Notes to the Financial Statements (Unaudited)

10-19

Selga, Inc.

(A Development Stage Company)
Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$683
Net current assets of discontinued operations	-	6,695

Total Current Assets	-	7,378

Total Assets	$-	$7,378

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Net current liabilities of discontinued operations	$-	$775
Advances from stockholders	11,488	170

Total Current Liabilities	11,488	945

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock at $0.001 par value: 75,000,000 shares authorized,
12,430,000 shares issued and outstanding	12,430	12,430
Additional paid-in capital	22,040	21,870
Deficit accumulated during the development stage	(45,958)	(27,867)

Total Stockholders' Equity (Deficit)	(11,488)	6,433

Total Liabilities and Stockholders' Equity (Deficit)	$-	$7,378

See accompanying notes to the financial statements

Selga, Inc.

(A Development Stage Company)
Statements of Operations

					For the
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	Period from November 9, 2009
	Ended	Ended	Ended	Ended	(inception) through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses
General and administrative expenses	$143	$-	$143	$-	$143
Professional fees	11,345	-	11,345	-	11,345

Total operating expenses	11,488	-	11,488	-	11,488

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,488)	-	(11,488)	-	(11,488)

INCOME TAX PROVISION
Federal	-	-	-	-	-
State	-	-	-	-	-

Total income tax provision	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	$(11,488)	$-	$(11,488)	$-	$(11,488)

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations, net of taxes	-	(2,598)	(4,686)	(9,123)	(32,553)
Loss from disposal of discontinued operations, net of taxes	(1,917)	-	(1,917)	-	(1,917)

Loss from discontinued operations, net of taxes	(1,917)	(2,598)	(6,603)	(9,123)	(34,470)

NET LOSS	$(13,405)	$(2,598)	$(18,091)	$(9,123)	$(45,958)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:
Continuing operations	$(0.00)	$-	$(0.00)	$-
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Total net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	12,430,000	10,411,538	12,430,000	10,206,906

See accompanying notes to the financial statements

Selga, Inc.

(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from November 9, 2009 (inception) through June 30, 2011
(Unaudited)

				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated
	Number of		Paid-in	during the	Total Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, November 9, 2009 (inception)	-	$-	$-	$-	$-

Issuance of common shares for cash at par on December 24, 2009	10,000,000	10,000	-		10,000

Net loss				(170)	(170)

Balance, December 31, 2009	10,000,000	$10,000	$-	$(170)	$9,830

Issuance of common shares for cash at $0.01 per share in 2010	2,430,000	2,430	21,870		24,300

Net loss				(27,697)	(27,697)

Balance, December 31, 2010	12,430,000	12,430	21,870	(27,867)	6,433

Forgiveness of debt by former stockholders			170		170

Net loss				(18,091)	(18,091)

Balance, June 30, 2011	12,430,000	$12,430	$22,040	$(45,958)	$(11,488)

See accompanying notes to the financial statements

Selga, Inc.

(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Six Months	For the Six Months	November 9, 2009
	Ended	Ended	(inception) through
	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,091)	$(9,123)	$(45,958)

Adjustments to reconcile net loss to net cash used in operating activities
Loss from disposal of discontinued operations, net of taxes	1,917	-	1,917
Changes in operating assets and liabilities:
Inventory	6,695	(5,500)	-
Accrued expenses	(775)	-	-

NET CASH USED IN OPERATING ACTIVITIES	(10,254)	(14,623)	(44,041)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in disposal of discontinued operations	(1,917)	-	(1,917)

NET CASH USED IN INVESTING ACTIVITIES	(1,917)	-	(1,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from stockholders	11,488	5,800	11,658
Proceeds from sale of common stock	-	16,900	34,300

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,488	22,700	45,958

NET CHANGE IN CASH	(683)	8,077	-

Cash at beginning of period	683	10,000	-

Cash at end of period	$-	$18,077	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Forgiveness of advances from former stockholders to contributed capital	$170	$-	$170

See accompanying notes to the financial statements

Selga, Inc.

(A Development Stage Company)

June 30 2011 and 2010

Notes to the Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Selga Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 9, 2009.

The Company intended to commence significant operations in the business of exporting new and used cars from the United States to South America, Europe and Africa prior to August 29, 2011.

Change in control and scope of business

On March 31, 2011, a Stock Purchase Agreement (the “SPA”) by and among the Company’s then sole officer and director Olegs Petusko (“OP”), the Company and Warmond Fang (“WF”) was executed and a closing was held under the SPA.

Pursuant to the SPA (i) WF purchased an aggregate of 10,000,000 shares of common stock of the Company (80.5% of the outstanding shares) from OP for a purchase price of $400,700.00; (ii) the Company disposed of its operating subsidiary by transferring its membership interest to OP;  (iii) WF and Jatinder S. Bhogal were elected directors of the Company; (iv) WF was elected President and CEO of the Company and Frank J. Hariton was elected secretary of the Company; and (v) OP resigned as an officer and director of the Company.   The Company entered into a six month consulting agreement with Selga Auto LLC, a company owned by OP to assist the Company in operating its business for a consulting fee of $300 per automobile sold which was discontinued on June 30, 2011 with no automobile being sold.  Loss from disposal of the discontinued operations amounted to $1,917.

On July 11, 2011, a Share Sale Agreement (the “SSA”) was entered into by and between the Company and House Spółka z ograniczoną odpowiedzialnością, a Polish company (the “Seller”).  Pursuant to the SSA, the Company purchased all of the shares of Auxuillium Spółka zograniczoną odpowiedzialnością (the “Operating Company”) from the Seller for 2,653 Zlotys (approximately $953).  The Operating Company will investigate potential oil and gas opportunities in Poland.

On August 29, 2011 the Company decided to discontinue the business of exporting new and used cars from the United States to South America, Europe and Africa and engage in the business of acquiring, exploring and developing oil and gas properties.

The financial statements for the interim periods ended June 30, 2011 and 2010 have been presented to give retroactive effect to this discontinuance.

Formation of Auxillium Alaska, Inc.

On August 18, 2011, the Company formed Auxillium Alaska, Inc. (“Auxillium”) as a wholly-owned subsidiary under the laws of the State of Alaska. Auxillium intends to engage in the business of acquiring, exploring and developing oil and gas properties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the information filed as part of the Company’s Current Report on Form 10-K filed with SEC on March 15, 2011.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Development (exploration) stage company

The Company was a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification up to August 29, 2011.  On August 29, 2011 the Company decided to discontinue the business of exporting new and used cars from the United States to South America, Europe and Africa then under development and engage in the business of acquiring, exploring and developing mineral properties.  Although the Company has recognized nominal amount of revenues since inception, the Company was still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company.  All losses accumulated from November 9, 2009 (inception) through August 29, 2011 (date of discontinuance) have been considered as part of the Company’s development stage activities.

Although the Company acquired oil and gas properties on August 29, 2011, a substantial portion of the Company’s activities has involved establishing the business and the Company has neither started exploring the oil and gas properties, nor generated any revenue to date.  Upon entry into the oil and gas exploration business the Company became an exploration stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  All activities since July 11, 2011 have been considered as part of the Company’s exploration stage activities.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of oil and gas properties; income taxes provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Management will periodically review the recoverability of the capitalized oil and gas properties. Management takes into consideration various information including, but not limited to, historical production records taken from previous oil and gas operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants.  When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Oil and gas properties

The Company follows Topic 932 “Financial Accounting and Reporting by Oil and Gas Producing Companies” of the FASB Accounting Standards Codification (“Topic 932”) of the FASB Accounting Standards Codification for its oil and gas properties and accounts for its oil and gas exploration and production activities using the successful efforts method.  Under this method, all property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves.  If an exploratory well does not find proved reserves, the costs of drilling the well are charged to expense and included within cash flows from investing activities in the statements of cash flows pursuant to Topic 932.  The costs of development wells are capitalized whether productive or nonproductive.  Oil and gas lease acquisition costs are also capitalized.  Interest cost is capitalized as a component of property cost for significant exploration and development projects that require greater than six months to be readied for their intended use.

Other exploration costs, including certain geological and geophysical expenses and delay rentals for oil and gas leases, are charged to expense as incurred.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss is recognized for all other sales of proved properties and is classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

Unevaluated properties are assessed periodically on a property-by-property basis and any impairment in value is charged to expense.  If the unevaluated properties are subsequently determined to be productive, the related costs are transferred to proved oil and gas properties.  Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered.

The provision for depreciation, depletion and amortization (“DD&A”) of oil and gas properties is calculated on a field-by-field basis using the unit-of-production method.  Oil is converted to natural gas equivalents, Mcf, at the rate of one barrel to six Mcf.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.

To date, the Company has no declared oil and gas reserves.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involvedb)  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

The Company derives revenue primarily from the sale of produced natural gas and crude oil.  The Company reports revenue as the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses.  Revenue is recorded in the month the Company’s production is delivered to the purchaser, but payment is generally received between thirty (30) and ninety (90) days after the date of production.  No revenue is recognized unless it is determined that title to the product has transferred to the purchaser.  At the end of each month, the Company estimates the amount of production delivered to the purchaser and the price the Company will receive.

Income taxes

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Limitation on utilization of NOLs due to change in control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL.  Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years.  The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially outstanding dilutive shares for the interim period ended June 30, 2011 or 2010.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

·

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

·

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

·

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $45,958 at June 30, 2011, a net loss of $18,091 and net cash used in operating activities of $10,254 for the interim period then ended.

While the Company is attempting to commence explorations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to commence explorations and generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from stockholders

Advances from stockholders at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010

Advances from stockholder and officer	$11,488	$-

Advances from former stockholder and officer	-	170	*

	$11,488	$170

* On April 1, 2011 as part of the change in control the former sole shareholder and officer agreed to forgive debt outstanding to him totaling $170 which has been recorded as contributed capital.

The major stockholder and officer advanced $11,488 to the Company and no repayment has been made for the period from April 1, 2011 through June 30, 2011.

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Shares authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares, par value $.001 per share.

Common stock

On December 24, 2009, the Company issued 10,000,000 shares of common stock at par ($0.001 per share) for total cash proceeds of $10,000.

In May and June 2010, the Company issued 1,690,000 shares of common stock at $0.01 per share for total cash proceeds of $16,900.  In July and August 2010, the Company issues 740,000 shares of common stock at $0.01 per share for total cash proceeds of $7,400.

Additional paid-in capital

On April 1, 2011, as part of the change in control the former sole shareholder and officer agreed to forgive debt outstanding to him totaling $170 which have been recorded as contributed capital.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Acquisition of an operating entity in Poland

On July 11, 2011, a Share Sale Agreement (the “SSA”) was entered into by and between the Company and House Spółka z ograniczoną odpowiedzialnością, a Polish company (the “Seller”).  Pursuant to the SSA, the Company purchased all of the shares of Auxuillium Spółka zograniczoną odpowiedzialnością (the “Operating Company”) from the Seller for 2,653 Zlotys (approximately $953).  The Operating Company will investigate potential oil and gas opportunities in Poland.

Acquisition of oil and gas properties

On August 29, 2011, Auxillium Alaska, Inc. (“Auxillium”) agreed to buy and Union Energy (Alaska), LLC, (“Union”) agreed to sell 100% of Union’s right, title and interest in the certain oil and gas leases (“Leases” or “Properties”)  at Union’s costs incurred to date of US $95,295 within 90 days of the date of the agreement and to pay the State of Alaska Department of Natural Resources aggregating $24,000 on or before the due date of September 1, 2011.  Union will deliver to Auxillium an 81.25% Net Revenue Interest in the Leases and retain a 6.25% overriding royalty interest in the leases and on additional oil and gas leasehold acquired or purchased by Auxillium within the Prospect Area of Mutual Interest (“AMI”) as defined in the agreement.  Auxillium and Union will be subject to the AMI relating to the Properties. Union agreed to assign 100% of all its right, title and interest in the Properties at closing on on August 29, 2011 and  Funds will be wired from Auxillium to Union within 90 days of closing or the Leases shall revert to Union and any expenses paid by Auxilium shall be forfeited. On August 31, 2011, the Company paid the $24,000 due to the State of Alaska under the two leases by September 1, 2011, however as of September 9, 2011, Auxillium has not made any payments toward the purchase price of $95,295 to Union.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Selga Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 9, 2009.  Our registration statement was filed with the Securities and Exchange Commission on February 26, 2010 and was declared effective on May 13, 2010.

CURRENT BUSINESS OPERATIONS

Selga Inc. started operations in the business of selling new and used automobiles on November 9, 2009. Our plan is to purchase cars at auctions and from private parties and resell them.  We have developed our business plan, and entered into an agreement dated January 9, 2010, with Selga Auto LLC, an entity affiliated with our then sole officer and director, Olegs Petusko. Under the terms of the agreement, Selga Auto LLC, for a term of six months, has agreed to act as our buying agent  at two car auctions for a fee of $300 per each automobile purchased with Selga Auto LLC’s assistance.  Selga Inc. has purchased 7 automobiles to date. Additionally, on April 27, 2010, Selga Inc.’s agreement with Selga Auto LLC was amended to provide that, in the event that Selga Auto LLC and Selga Inc. bid for the purchase of the same automobile or otherwise compete, then Selga Auto LLC must immediately withdraw its bid and not compete with Selga Inc. for the purchase of such automobile and not otherwise compete with Selga Inc.

Currently, Selga Auto, LLC is purchasing automobiles for us on a consulting basis.

In July 2011 we began a transition, now completed, to the oil and gas business.  First we entered into a Share Sale Agreement (the “SSA”) with House Spółka z ograniczoną odpowiedzialnością, a Polish company (the “Seller”).  Pursuant to the SSA, the Company purchased all of the shares of Auxuillium Spółka zograniczoną odpowiedzialnością (the “Operating Company”) from the Seller for 2,653 Zlotys (approximately $953).  The Operating Company will investigate potential oil and gas opportunities in Poland. On August 29, 2011, a newly formed Alaskan subsidiary of the Company entered into an agreement to acquire two oil and gas leases in Alaska from a third party for their costs to such date of $95,295 and pursuant to such agreement gave the third party a 6.25% override interest in the leases.  On August 31, 2011, the Company paid the $24,000 due to the State of Alaska under the two leases by September 1, 2011.

On August 29, 2011, our board determined to exit the automobile sales business.

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

Three Month Period Ended June 30, 2011 Compared to the Three Month Period Ended June 30, 2010

Our net loss for the three month period ended June 30, 2011 was $(13,405) compared to a net loss of $(2,598) during the three month period ended to June 30, 2010. The increased level of losses reflects increased general and administrative expenses as we engaged in a change of control transaction and incurred additional professional expenses.  General and administrative expenses incurred during the three month periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

During the three month periods ended June 30, 2010 and June 30, 2011, we did not generate any revenue.   We believe that our revenue will fluctuate in the future and that these results are not indicative in any way of our future results.

Six Month Period Ended June 30, 2011 Compared to the Six Month Period Ended June 30, 2010

Our net loss for the six month period ended June 30, 2011 was $(18,901) compared to a net loss of $(9,123) during the six month period ended to June 30, 2010. The increased level of losses reflects increased general and administrative expenses as we engaged in a change of control transaction and incurred additional professional expenses.  General and administrative expenses incurred during the six month periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

During the six month periods ended June 30, 2010 and June 30, 2011, we did not generate any revenue.   We believe that our revenue will fluctuate in the future and that these results are not indicative in any way of our future results.

The weighted average number of shares outstanding was 10,206,906 for the six month period ended June 30, 2010 and was 12,430,000 for the six month period ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended March 31, 2011

As at June 30, 2011we had no compared to $7,378 in current assets at December 31, 2010. As at December 31, 2010, current assets were comprised of $683 in cash and $6,695 in inventory. As at December 31, 2010, our current liabilities were $945 comprised of a $170 loan from a director and $775 in accrued expenses. Current liabilities at June 30, 2011 were comprised entirely of a $11,488 in loans from shareholders.

Stockholders’ equity decreased from $6,433 as at December 31, 2010 to $(11,488) at June 30, 2011, reflecting our continuing losses.

We are reliant on loans from shareholders to fund current operations.  There is no commitment to continue to make such loans and our future viability remains uncertain.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our loans from shareholders and further issuances of securities. Our working capital requirements are expected to increase as we are acquiring oil and gas leases with significant annual payments. Generally, we have financed operations to date through the proceeds of loans from shareholders.  We currently do not have a specific plan of how we will obtain future funding; however, we anticipate that additional funding will be in the form of loans from shareholders, equity financing from the sale of our common stock or revenues generated by our properties.  We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the issuer; and

3.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4.  REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

As indicated in Item 2. We have entered into certain agreements related to our transitioning from an automotive resale company to an oil and gas exploration company during the past few months.

ITEM 6. EXHIBITS

Exhibits:

10.1  Letter agreement between Auxilliun Alaska, Inc. and Union Energy (Alaska), LLC, dated August 29, 2011

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

SELGA INC.
Dated: September 14, 2011	By: /s/ Warmond Fang
Wamond Fang, President and Chief Executive Officer and Chief Financial Officer