Form 10-Q
period 2011-09-30
Selga Inc
filed 2011-11-09
CIK 1478132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

(647) 456-4002

(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No[   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [  ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Yes[X]   No[  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 9, 2011
Common Stock, $0.001	12,430,000

SELGA INC.

Form 10-Q

Selga, Inc.

(An Exploration Stage Company)

September 30, 2011 and 2010

Index to Consolidated Financial Statements

Contents                                                                                                                                                                                                         Page(s)

Consolidated Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010

5

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended September 30, 2011 and 2010 (Unaudited)

                                                                                                                                                                                                                                 6

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Nine Months Ended September 30, 2011 and 2010 and for the Period from August 29, 2011 (exploration date) through September 30, 2011 (Unaudited)

                                                                                                                                                                                                                                 7

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from November 9, 2009 (inception) through September 30, 2011 (Unaudited)

                                                                                                                                                                                                                                 8

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and for the Period from August 29, 2011 (exploration date) through September 30, 2011 (Unaudited)

                                                                                                                                                                                                                                 9

Notes to the Consolidated Financial Statements (Unaudited)

10

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)

Assets
Current assets:
Cash	$-	$683
Net current assets of discontinued operations	-	6,695

Total Current Assets	-	7,378

Oil and gas properties (successful efforts method):	95,295	-

Total assets	$95,295	$7,378

Liabilities and stockholders' equity (deficit)
Current liabilities:
Net current liabilities of discontinued operations	-	775
Accrued oil and gas properties payable	95,295	-
Advances from stockholders	47,490	170

Total current liabilities	142,785	945

Total Liabilities	142,785	945

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized,
12,430,000 shares issued and outstanding	12,430	12,430
Additional paid-in capital	22,040	21,870
Deficit accumulated during the development stage	(81,960)	(27,867)

Total stockholders' equity (deficit)	(47,490)	6,433

Total liabilities and stockholders' equity (deficit)	$95,295	$7,378

See accompanying notes to the consolidated financial statements.

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Revenues earned during the exploration stage	$-	$-

Cost of revenues earned during the exploration stage:
State license fees	24,000	-
Total cost of revenues earned during the development stage	24,000	-

Gross profit	(24,000)	-

Operating expenses:
General and administrative expenses	953	-
Professional fees	11,049	-
Total operating expenses	12,002	-

Loss before income taxes	(36,002)	-

Income tax provision	-	-

Loss from continuing operations	(36,002)	-

Discontinued operations
Loss from operations of discontinued operations, net of taxes	-	(14,110)

Loss from discontinued operations	-	(14,110)

Net loss	(36,002)	(14,110)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	-	-

Comprehensive income (loss)	$(36,002)	$(14,110)

Net loss per common share
- Basic and diluted:
Continuing operations	$(0.00)	$-
Discontinued operations	-	(0.00)

Total net loss per common share	$(0.00)	$(0.00)

Weighted common shares outstanding
- Basic and diluted	12,430,000	12,298,587

See accompanying notes to the consolidated financial statements.

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
			For the Period from
			August 29, 2011
	For the Nine Months	For the Nine Months	(Exploration Date)
	Ended	Ended	through
	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues earned during the exploration stage	$-	$-	$-

Cost of revenues earned during the exploration stage:
State license fees	24,000	-	24,000
Total cost of revenues earned during the development stage	24,000	-	24,000

Gross profit	(24,000)	-	(24,000)

Operating expenses:
General and administrative expenses	1,096	-	1,096
Professional fees	22,394	-	22,394
Total operating expenses	23,490	-	23,490

Loss before income taxes	(47,490)	-	(47,490)
Income tax provision	-	-	-

Loss from continuing operations	(47,490)	-	(47,490)

Discontinued operations
Loss from operations of discontinued operations, net of taxes	(4,686)	(23,233)
Loss from disposal of discontinued operations, net of taxes	(1,917)	-
Loss from discontinued operations	(6,603)	(23,233)	-

Net loss	(54,093)	(23,233)	(47,490)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	-	-	-

Comprehensive income (loss)	$(54,093)	$(23,233)	$(47,490)

Net loss per common share
- Basic and diluted:
Continuing operations	$(0.00)	$-
Discontinued operations	(0.00)	(0.00)
Total net loss per common share	$(0.00)	$(0.00)

Weighted common shares outstanding
- Basic and diluted	12,430,000	10,911,795

See accompanying notes to the consolidated financial statements.

Selga, Inc.

(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the period from November 9, 2009 (inception) through June 30, 2011
(Unaudited)

				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated
	Number of		Paid-in	during the	Total Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, November 9, 2009 (inception)	-	$-	$-	$-	$-

Issuance of common shares for cash at par on December 24, 2009	10,000,000	10,000	-		10,000

Net loss				(170)	(170)

Balance, December 31, 2009	10,000,000	$10,000	$-	$(170)	$9,830

Issuance of common shares for cash at $0.01 per share in 2010	2,430,000	2,430	21,870		24,300

Net loss				(27,697)	(27,697)

Balance, December 31, 2010	12,430,000	12,430	21,870	(27,867)	6,433

Forgiveness of debt by former stockholders			170		170

Net loss				(54,093)	(54,093)

Balance, September 30, 2011	12,430,000	$12,430	$22,040	$(81,960)	$(47,490)

See accompanying notes to the financial statements

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Statements of Cash Flows
			For the Period from
			August 29, 2011
	For the Nine Months	For the Nine Months	(Exploration Date)
	Ended	Ended	through
	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(54,093)	$(23,233)	$(47,490)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss from disposal of discontinued operations, net of taxes	1,917	-
Changes in operating assets and liabilities:
Inventory	6,695	(6,695)	-
Accrued expenses	(775)	-	-
Accrued oil and gas properties payable	-	-	-
Customer deposits	-	985	-

Net cash provided by operating activities	(46,256)	(28,943)	(47,490)

Cash flows from investing activities:
Cash paid in disposal of discontinued operations	(1,917)	-	-
Investment in Auxuillium Poland	-	-	-
Purchase of unproved oil and gas property acreage	-	-	-

Net cash used in investing activities	(1,917)	-	-

Cash flows from financing activities:
Amounts received from stockholders	47,490	-	47,490
Proceeds from sale of common stock	-	24,300	-

Net cash provided by (used in) financing activities	47,490	24,300	47,490

Net change in cash	(683)	(4,643)	-

Cash at beginning of period	683	10,000	-

Cash at end of period	$-	$5,357	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non cash financing and investing activities:
Accrued expense for acquisition of oil and gas properties	$95,295	$-	$95,295

Forgiveness of advances from former stockholders to contributed capital	$170	$-	$-

See accompanying notes to the consolidated financial statements.

Selga, Inc.

(An Exploration Stage Company)

September 30 2011 and 2010

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Selga Inc. (“Selga” or the “Company”) was incorporated under the laws of the State of Nevada on November 9, 2009.

The Company intended to export new and used cars from the United States to South America, Europe and Africa prior to August 29, 2011.

Change in control and scope of business

On March 31, 2011, a Stock Purchase Agreement (the “SPA”) by and among the Company’s then sole officer and director Olegs Petusko (“OP”), the Company and Warmond Fang (“WF”) was executed and a closing was held under the SPA.

Pursuant to the SPA (i) WF purchased an aggregate of 10,000,000 shares of common stock of the Company (80.5% of the outstanding shares) from OP for a purchase price of $400,700.00; (ii) the Company disposed of its operating subsidiary by transferring its membership interest to OP;  (iii) WF and Jatinder S. Bhogal were elected directors of the Company; (iv) WF was elected President and CEO of the Company and Frank J. Hariton was elected secretary of the Company; and (v) OP resigned as an officer and director of the Company.   The Company entered into a six month consulting agreement with Selga Auto LLC, a company owned by OP to assist the Company in operating its business for a consulting fee of $300 per automobile sold which was terminated on September 30, 2011 with no automobile being sold.

Acquisition of Auxuillium Spółka zograniczoną odpowiedzialnością in Poland

On July 11, 2011, a Share Sale Agreement (the “SSA”) was entered into by and between the Company and House Spółka z ograniczoną odpowiedzialnością, a Polish company (the “Seller”).  Pursuant to the SSA, the Company purchased all of the shares of Auxuillium Spółka zograniczoną odpowiedzialnością (the “Auxuillium Poland”) from the Seller for 2,653 Zlotys (approximately $953).  Auxuillium Poland will investigate potential oil and gas opportunities in Poland.

Auxuillium Poland is currently inactive.

Discontinuance of auto export business

On August 29, 2011 the Company discontinued the business of exporting new and used cars from the United States to South America, Europe and Africa and now engages in the business of acquiring, exploring and developing oil and gas properties. Loss from disposal of the discontinued operations amounted to $1,917.

The financial statements for the interim periods ended September 30, 2011 and 2010 have been presented to give retroactive effect to this discontinuance.

Formation of Auxillium Alaska, Inc.

On August 18, 2011, the Company formed Auxillium Alaska, Inc. (“Auxillium Alaska”) as a wholly-owned subsidiary under the laws of the State of Alaska. Auxillium Alaska engages in the business of acquiring, exploring and developing oil and gas properties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the information filed as part of the Company’s Current Report on Form 10-K filed with the SEC on March 15, 2011.

Principles of consolidation

The consolidated financial statements include all accounts of Selga as of September 30, 2011 and 2010 and for the interim periods then ended; all accounts of Auxuillium Poland as of September 30, 2011 and for the period from July 11, 2011 (date of acquisition) through September 30, 2011; all accounts of Auxuillium Alaska as of September 30, 2011 and for the period from August 18, 2011 (inception) through September 30, 2011.  All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Development (exploration) stage company

The Company was a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification up to August 29, 2011.  On August 29, 2011 the Company decided to discontinue the business of exporting new and used cars from the United States to South America, Europe and Africa then under development and engage in the business of acquiring, exploring and developing mineral properties.  Although the Company has recognized nominal amount of revenues since inception, the Company was still devoting substantially all of its efforts on establishing the business and, therefore, qualifies as a development stage company.  All losses accumulated from November 9, 2009 (inception) through August 29, 2011 (date of discontinuance) have been considered as part of the Company’s development stage activities.

Although the Company acquired oil and gas properties on August 29, 2011, a substantial portion of the Company’s activities has involved establishing the business and the Company has neither started exploring the oil and gas properties, nor generated any revenue to date.  Upon entry into the oil and gas exploration business the Company became an exploration stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  All activities since August 29, 2011 have been considered as part of the Company’s exploration stage activities.

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of oil and gas properties; income taxes provision and valuation allowance of deferred tax assets; foreign currency exchange rate and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accrued oil and gas properties payable, approximate their fair values because of the short maturity of these instruments.

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

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include unproved oil and gas properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Polish Zolty (“PLN”), the Company’s Polish operating subsidiary’s functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

Foreign currency translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars.  Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.  If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss).  If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiary’s local currency to be the functional currency for its foreign subsidiary.

The financial records of the Company’s Polish operating subsidiary are maintained in their local currency, the Polish Zolty (“PLN”), which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements.  Management believes that the difference between PLN vs. U.S. dollar exchange rate quoted by the National Bank of Poland (“NBP”) and PLN vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial.  Translations do not imply that the PLN amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from PLN into U.S. dollars has been made at the following exchange rates for the respective periods:

	September 30, 2011	December 31, 2010

Balance sheet	3.2501	2.9904

Statement of operations and comprehensive income (loss)	2.9259	3.0164

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Comprehensive income (loss)

The Company applies section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income (loss), for the Company, consists of net income (loss) and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and Stockholders’ Equity.

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

There were no potentially outstanding dilutive shares for the interim period ended September 30, 2011 or 2010.

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

•

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

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the exploration stage at September 30, 2011, a net loss and net cash used in operating activities for the interim period then ended.

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

NOTE 4 – OIL AND GAS PROPERTIES

Oil and gas properties in the State of Alaska

On August 29, 2011, Auxillium Alaska, Inc. (“Auxillium Alaska”) agreed to buy and Union Energy (Alaska), LLC, (“Union”) agreed to sell 100% of Union’s right, title and interest in the certain oil and gas leases (“Leases” or “Properties”) at Union’s costs incurred to date of US $95,295 within 90 days of the date hereof and to pay the State of Alaska Department of Natural Resources aggregating $24,000 on or before the due date of September 1, 2011.  Union will deliver to Auxillium Alaska an 81.25% Net Revenue Interest in the Leases and retain a 6.25% overriding royalty interest on additional oil and gas leasehold acquired or purchased by Auxillium Alaska within the Prospect Area of Mutual Interest (“AMI”) with the remaining 12.5% as royalty interest to be paid to the State of Alaska.  Auxillium Alaska and Union will be subject to the AMI relating to the Properties. Union assigned 100% of its right, title and interest in the Properties at closing on August 29, 2011 and Funds will be wired from Auxillium Alaska to Union within 90 days of closing or the Leases shall revert to Union and any expenses paid by Auxillium Alaska shall be forfeited.  On August 31, 2011, the Company paid the $24,000 due to the State of Alaska under the two leases.

As of September 30, 2011 and the date of the filing, Auxillium Alaska has not made any payments toward the purchase price of $95,295 to Union.

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Advances from stockholder and officer	$47,490	$-

Advances from former stockholder and officer	-	170	*

	$47,490	$170

* On April 1, 2011 as part of the change in control the former sole shareholder and officer agreed to forgive debt outstanding to him totaling $170 which has been recorded as contributed capital.

The major stockholder and officer advanced $47,490 to the Company and no repayment has been made for the period from July 1, 2011 through September 30, 2011.

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Selga Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 9, 2009.  Our registration statement was filed with the Securities and Exchange Commission on February 26, 2010 and was declared effective on May 13, 2010.

CURRENT BUSINESS OPERATIONS

Selga Inc. started operations in the business of selling new and used automobiles on November 9, 2009. Our plan is to purchase cars at auctions and from private parties and resell them.  We have developed our business plan, and entered into an agreement dated January 9, 2010, with Selga Auto LLC, an entity affiliated with our then sole officer and director, Olegs Petusko. Under the terms of the agreement, Selga Auto LLC, for a term of six months, agreed to act as our buying agent at two car auctions for a fee of $300 per each automobile purchased with Selga Auto LLC’s assistance.  Selga Inc. has purchased 7 automobiles to date. Additionally, on April 27, 2010, Selga Inc.’s agreement with Selga Auto LLC was amended to provide that, in the event that Selga Auto LLC and Selga Inc. bid for the purchase of the same automobile or otherwise compete, then Selga Auto LLC must immediately withdraw its bid and not compete with Selga Inc. for the purchase of such automobile and not otherwise compete with Selga Inc.

On August 29, 2011, our board determined to exit the automobile sales business and terminated our agreement with Selga Auto, LLC.

In July 2011 we began a transition, now completed, to the oil and gas business.  First we entered into a Share Sale Agreement (the “SSA”) with House Spółka z ograniczoną odpowiedzialnością, a Polish company (the “Seller”).  Pursuant to the SSA, the Company purchased all of the shares of Auxuillium Spółka zograniczoną odpowiedzialnością (“Auxuillium Poland” or the “Operating Company”) from the Seller for 2,653 Zlotys (approximately $953).  The Operating Company will investigate potential oil and gas opportunities in Poland.  Auxuillium Poland is currently inactive.

On August 29, 2011, a newly formed Alaskan subsidiary of the Company entered into an agreement to acquire two oil and gas leases in Alaska from a third party for their costs to such date of $95,295 and pursuant to such agreement gave the third party a 6.25% override interest in the leases.  On August 31, 2011, the Company paid the $24,000 due to the State of Alaska under the two leases by September 1, 2011. As of September 30, 2011 and the date of the filing, Auxillium Alaska has not made any payments toward the purchase price of $95,295 to Union.

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

Three Month Period Ended September 30, 2011 Compared to the Three Month Period Ended September 30, 2010

Our net loss and net loss from continuing operations for the three month period ended September 30, 2011 was $(36,002) compared to a net loss from discontinued operations, net of tax, of $(14,110) during the three month period ended to September 30, 2010. The increased level of losses reflects increased general and administrative expenses as we engaged in a change of control transaction and incurred additional professional expenses.  General and administrative expenses incurred during the three month periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

During the three month periods ended September 30, 2010 and September 30, 2011, we did not generate any revenue.   We believe that our revenue will fluctuate in the future and that these results are not indicative in any way of our future results.

Nine Month Period Ended September 30, 2011 Compared to the Nine Month Period Ended September 30, 2010

Our net loss and net loss from continuing operations for the nine Month period ended September 30, 2011 was $(54,093) compared to a net loss from discontinued operations, net of tax, of $(23,333) during the nine Month period ended to September 30, 2010. The increased level of losses reflects increased general and administrative expenses as we engaged in a change of control transaction and incurred additional professional expenses.  General and administrative expenses incurred during the nine Month periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

During the nine Month periods ended September 30, 2010 and September 30, 2011, we did not generate any revenue.  We believe that our revenue will fluctuate in the future and that these results are not indicative in any way of our future results.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended September 30, 2011

As at September 30, 2011 we had no current assets compared to $7,378 in current assets at December 31, 2010. As at December 31, 2010, current assets were comprised of $683 in cash and $6,695 in inventory. As at December 31, 2010, our current liabilities were $945 comprised of a $170 loan from a director and $775 in accrued expenses. Current liabilities at of $142,785 at September 30, 2011 were comprised of $23,490 in advances from shareholders and $119,295 due under a contract to purchase oil and gas interests.

Stockholders’ equity decreased from $6,433 as at December 31, 2010 to $($47,490) at September 30, 2011, reflecting our continuing losses.

We are reliant on loans from shareholders to fund current operations and are seeking to engage in a private placement of our equity.  There is no commitment to continue to make such loans and our future viability remains uncertain.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  The Company’s critical accounting policies or methods used in the preparation of financial statements are discussed below. Please refer to No. 2 - Summary of significant accounting policies to the consolidated financial statements for the Company’s significant accounting policies.

Development (exploration) stage company

The Company was a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification up to August 29, 2011.  On August 29, 2011 the Company decided to discontinue the business of exporting new and used cars from the United States to South America, Europe and Africa then under development and engage in the business of acquiring, exploring and developing mineral properties.  Although the Company has recognized nominal amount of revenues since inception, the Company was still devoting substantially all of its efforts on establishing the business and, therefore, qualifies as a development stage company.  All losses accumulated from November 9, 2009 (inception) through August 29, 2011 (date of discontinuance) have been considered as part of the Company’s development stage activities.

Although the Company acquired oil and gas properties on August 29, 2011, a substantial portion of the Company’s activities has involved establishing the business and the Company has neither started exploring the oil and gas properties, nor generated any revenue to date.  Upon entry into the oil and gas exploration business the Company became an exploration stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  All activities since August 29, 2011 have been considered as part of the Company’s exploration stage activities.

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of oil and gas properties; income taxes provision and valuation allowance of deferred tax assets; foreign currency exchange rate and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accrued oil and gas properties payable, approximate their fair values because of the short maturity of these instruments.

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

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include unproved oil and gas properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

•

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

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of

September 30, 2011, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2011.

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

SELGA INC.
Dated: November 9, 2011	By: /s/ Warmond Fang
Warmond Fang, President and Chief Executive Officer and Chief Financial Officer