Form 10-K
period 2011-12-31
Selga Inc
filed 2012-04-12
CIK 1478132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

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

(647) 456-4002

(Issuer’s telephone number)

___________N/A____________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [   ]   No[X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                 Accelerated filer [  ]

Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 11, 2012:  $ 514,500.

The number of shares of the registrant’s common stock outstanding as of April 12, 2012:  13,430,000.

FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

There are statements in this report that are not historical facts. These forward-looking statements can be identified by use of terminologies such as believe, hope, may, anticipate, should, intend, plan, will, expect, estimate, project, positioned, strategy and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under Risk Factors. Although management believes that the assumptions underlying the forward looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

References to “us”, “we” and “our” in this report refer to Selga Inc., together with our wholly-owned  subsidiaries.

ITEM 1.BUSINESS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are forward-looking statements. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” or similar expressions used in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements include, among others, the following:

●	the quality of our properties with regard to, among other things, the existence of reserves in economic quantities;
●	uncertainties about the estimates of reserves;
●	our ability to increase our production and oil and natural gas income through exploration and development;

●	the number of well locations to be drilled and the time frame within which they will be drilled;
●	the timing and extent of changes in commodity prices for natural gas and crude oil;
●	domestic demand for oil and natural gas;
●	drilling and operating risks;
●	the availability of equipment, such as drilling rigs and transportation pipelines;
●	changes in our drilling plans and related budgets;
●	the adequacy of our capital resources and liquidity including, but not limited to, access to additional borrowing capacity; and
●	other factors discussed under Item 1A Risk Factors with the heading “Risks Related To Our Business”.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this report.

As used in this annual report, the terms "we", "us", "our", "the Company", and "Selga" mean Selga Inc and our wholly owned subsidiaries, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

Selga Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 9, 2009.  Our registration statement was filed with the Securities and Exchange Commission on February 26, 2010 and was declared effective on May 13, 2010.

PRIOR BUSINESS OPERATIONS

Selga Inc. started operations in the business of selling new and used automobiles on November 9, 2009. The Company purchased cars at auctions and from private parties and resold them. On January 9, 2010, we entered into a consulting agreement with Selga Auto LLC, a private company that is a separate entity from Selga Inc. and is registered in the state of Georgia and operated by our former director and CEO, Olegs Petusko. Under the terms of the consulting agreement, Selga Auto LLC, agreed to act as our buying agent at two car auctions for a fee of $300 per each automobile purchased with Selga Auto LLC’s assistance.  On April 27, 2010, our consulting agreement with Selga Auto LLC was amended to ensure that our commercial interests would be afforded appropriate protections in the event of competing auction bids between us and Selga Auto LLC. The Company in total purchased 6 cars and sold 4 of them. For the fiscal year ended December 31, 2010, the Company generated $26,185 revenue while cost of goods sold was $24,650 and gross margin was $1,535.

CURRENT BUSINESS OPERATIONS

On March 31, 2011 a share sale agreement was executed between our former director, President, and majority shareholder  Olegs Petusko and current director, President and CEO, and majority shareholder, Warmond Fang, whereby there was an effective change of control of Selga Inc. to Mr. Fang. Upon change of control, Jatinder S. Bhogal was elected a director and Frank J. Hariton was elected secretary.  The Company’s new management continued ongoing business, and entered into a consulting agreement with Selga Auto LLC on March 31, 2011 whereby Selga Auto LLC acted as our consultant in the automobile business for a term of 6 months.  No vehicle purchases or sales were successfully transacted.

Management undertook efforts to identify additional commercial opportunities for the Company, and determined to investigate and commercially pursue the business of acquiring, exploring and developing oil and gas properties.

On July 11, 2011 a share sale agreement was entered into by and between Selga Inc. and House Spółka z ograniczoną odpowiedzialnością.  Under the terms of the share sale agreement, we purchased all of the shares of Auxillium Spółka zograniczoną odpowiedzialnością, a Polish corporation for 2,653 Zlotys (approximately $953). Upon consummation of the share sale agreement, Auxillium Spółka zograniczoną odpowiedzialnością was established as a wholly-owned subsidiary of Selga Inc., and tasked with investigating oil and gas opportunities in Poland. According to an April 5, 2011 report by the US Energy Information Administration (World Shale Gas Resources: An Initial Assessment of 14 Regions Outside the United States.), Poland may have an estimated 5.3 trillion cubic metres of shale gas reserves, the largest such reserves in Europe.

In addition to Poland, Management investigated domestic oil and gas opportunities in the United States, identifying Alaska as a promising jurisdiction.  According to the Research Development Council for Alaska, Alaska’s oil and gas production accounts for 13.2% of all US production. Furthermore, the US Energy Information Administration indicates that the Alaska North Slope contains 14 of the 100 largest oil fields in the United States, and 5 of the 100 largest natural gas fields.

On August 18, 2011, we formed a new wholly-owned subsidiary, Auxillium Alaska Inc, registered and incorporated under the laws of the state of Alaska to engage in oil and gas exploration activities in Alaska.  On August 29, 2011, we discontinued our efforts in the automobile sales business.

On August 29, 2011 through our wholly-owned subsidiary, Auxillium Alaska Inc., we entered into an agreement to acquire an oil and gas prospect in Alaska’s North Slope region from Union Energy (Alaska), LLC. Under the terms of the agreement, we agreed to pay  $95,295 to Union Energy (Alaska), LLC and $24,000 to the State of Alaska Department of Natural Resources. Furthermore, pursuant to such agreement gave Union Energy (Alaska) LLC a 6.25% override interest in the prospect.  On August 31, 2011, the Company paid $24,000 due to the State of Alaska and on December 28, 2011, we paid the $95,295 owed to Union Energy (Alaska), LLC for the leases. With the balance of $95,295 paid to Union Energy (Alaska) LLC, there are no further payments or monies owed to Union Energy (Alaska) LLC and the Company has received assignment of the leases. Under the terms of the leases, there are oil and gas rental payments that the Company is required to pay to the State of Alaska Department of Natural Resources annually to maintain the leases. The payments are for a total of $24,000 on an annual basis due on September 1st of each year.

As a result of these actions we are an exploration stage company engaged primarily in the investigation, acquisition and exploration of prospective oil and gas properties.  We plan to conduct exploration work on current and future properties in order to ascertain which, if any, may possess commercially exploitable quantities of oil and gas reserves. Our ability to commence exploration work is subject to factors, including but not limited to, the availability of financing, personnel, technical expertise, resources and other such factors that may have an impact on the Company to carry out exploration work. There is no assurance that we can successfully acquire such resources in order to conduct further acquisitions or exploration.

Our Auxillium North Slope Leases

Our Company currently has oil and gas lease holdings on the North Slope of Alaska and the potential for acquisitions in Poland.

On December 28, 2011 we concluded the acquisition of an oil and gas prospect in Alaska's North Slope.  The leases acquired to date cover 9,600 net acres and were issued originally to Union Energy (Alaska) LLC on September 1, 2008, with a term of 10 years and subject to a 12.5% royalty interest in favor of the State of Alaska. According to the US Energy Information Admisistration, Alaska's North Slope contains 14 of the 100 largest oil fields in the United States, and 5 of the 100 largest natural gas fields. A U.S. Department of Energy report: "Alaska North Slope Oil and Gas: A Promising Future or an Area in Decline?" published in April 2009 estimates the ultimate recoverable oil reserves on the North Slope to be 28 billion barrels, including reserves from existing fields as well as undiscovered resources. Natural gas estimates reach as high as 125 trillion cubic feet.

The Company believes, based upon currently available geological data and maps from the public domain that the prospect contains the East Kurupa gas field, discovered by Texaco in 1976. (State of Alaska Department of Oil and Gas: Petroleum Potential of the Eastern National Petroleum Reserve-Alaska. April, 1997.) At present the main thrust of exploration in the North Slope is focused in the Prudhoe Bay area leaving much of the North Slope foothills unexplored; accordingly, we believe our leases located in the North Slope foothills may offer potential opportunities for further investigation and exploration.

In order to evaluate the potential of our leases in the North Slope region, we will require further investigation and exploration.  We believe our Alaska prospect is in areas, which are potentially promising for gas production as indicated by data from Texaco’s drilling efforts in 1976. The Company does not however, make any representations as to their future production, if any.  Furthermore, any gas recovered from our Alaska leases will not be salable unless or until a proposed North Slope gas pipeline is completed.

Competition

We operate in a highly competitive industry, competing with major oil and gas companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate properties. Most of our competitors have financial resources, staffs and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore for oil and gas, then, if warranted, drill production wells and install production equipment. Competition for the acquisition of oil and gas acreage is intense. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that sufficient oil and gas acreage will be available for acquisition and development.

Government Regulation

Oil and gas exploration and development companies are subject to various federal, state and local governmental regulations, which may be changed from time to time in response to economic or political conditions and can have a significant impact upon overall operations. Matters subject to regulation include permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, taxation, abandonment and restoration and environmental protection. These laws and regulations are under constant review for amendment or expansion. Changes in these regulations could require us to expend significant resources to comply with new laws or regulations or changes to current requirements and could have a material adverse effect on us.

Oil and Gas Regulation

The governmental laws and regulations which could have a material impact on our Company are as follows:

Drilling and Production

These types of regulation include permit requirements for the drilling of wells, drilling bonds and reports concerning operations. Most states regulate one or more of the following: (i) the location of wells; (ii) the method of drilling and casing wells; (iii) the rates of production or "allowables"; (iv) the surface use and restoration of properties upon which wells are drilled; (v) the plugging and abandoning of wells; and (vi) notice to surface owners and other third parties.

State laws may regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of natural gas and oil we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within its jurisdiction.

Environmental Regulation

Our activities will be subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. Our operations will be subject to stringent environmental regulation by state and federal authorities including the Environmental Protection Agency ("EPA"). Such regulation can increase the cost of such activities. In most instances, the regulatory requirements relate to water and air pollution control measures.

Waste Disposal

The Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes, affect oil and gas exploration and production activities by imposing regulations on the generation, transportation, treatment, storage, disposal and cleanup of "hazardous wastes" and on the disposal of non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. Drilling fluids, produced waters, and most of the other wastes associated with the exploration, development, and production of crude oil, natural gas, or geothermal energy constitute "solid wastes", which are regulated under the less stringent non-hazardous waste provisions, but there is no guarantee that the EPA or the individual states will not adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation.

Air Emissions

Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Major sources of air pollutants are subject to more stringent, federally imposed permitting requirements. Administrative enforcement actions for failure to comply strictly with air pollution regulations or permits are generally resolved by payment of monetary fines and correction of any identified deficiencies.  Alternatively, regulatory agencies could require us to forego construction, modification or operation of certain air emission sources.

Clean Water Act

The Clean Water Act ("CWA") imposes restrictions and strict controls regarding the discharge of wastes, including produced waters and other oil and natural gas wastes, into waters of the United States, a term broadly defined. Permits must be obtained to discharge pollutants into federal waters. The CWA provides for civil, criminal and administrative penalties for unauthorized discharges of oil, hazardous substances and other pollutants. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or it derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require us to obtain permits to discharge storm water runoff. In the event of an unauthorized discharge of wastes, we may be liable for penalties and costs.

Employees

We have no employees as of the date of this report and anticipate that our operations will be conducted primarily through third party consultants and contractors rather than by employees.  We do not anticipate hiring a large number of employees.

Internet Website

We do not maintain a website.

Item 1A.Risk Factors.

Risks Relating To Our Business

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones we face. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical events, climate change and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Risks Related to Our Business

Our exploratory drilling operations may not be successful, our business may fail and investors may lose their entire investment in our Company.

There can be no assurance that our future drilling activities will be successful. We may not recover all or any portion of our capital investment in the wells. Unsuccessful drilling activities would have a material adverse effect upon our results of operations and financial condition and would likely result in the ultimate failure of our business operations. The cost of drilling, completing, and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations including: (i) unexpected drilling conditions; (ii) pressure or irregularities in formation; (iii) equipment failures or accidents; (iv) adverse weather conditions; and (iv) shortages or delays in availability of drilling rigs and delivery of equipment. If our exploratory drilling operations are not successful, our business may fail and investors may lose their entire investment in our Company.

Oil and gas exploration and development involves many operating risks. If we were to experience any of these problems, it could have a material, adverse effect on our operations and possibly cause us to go out of business and investors to lose their entire investment in our Company.

Our exploration activities will be subject to many risks, including the risk that we may not discover commercially productive reservoirs. Exploration for oil and natural gas can be unprofitable, not only from failing to discover reserves, but from productive wells that do not produce sufficient revenues to return a profit. In addition, our exploration activities may be curtailed, delayed or cancelled as a result of other factors, including:

•fires;

•explosions;

•blow-outs and surface cratering;

•uncontrollable flows of underground natural gas, oil, or formation water;

•natural disasters;

•facility and equipment failures;

•title problems;

•shortages or delays in the delivery of equipment and services;

•abnormal pressure formations; and,

•environmental hazards such as natural gas leaks, oil spills, pipeline ruptures and discharges of toxic gases.

If any of these events occur, we could incur substantial losses as a result of:

•injury or loss of life;

•severe damage to and destruction of property, natural resources or equipment;

•pollution and other environmental damage;

•clean-up responsibilities;

•regulatory investigation and penalties;

•suspension of our operations; or,

•repairs necessary to resume operations.

We may be affected by any of these events more than larger companies, since we have limited working capital. We have not obtained any liability insurance for our operations at this time. If we were to experience any of these problems, it could have a material, adverse effect on our operations and could cause us to go out of business and investors to lose their entire investment in our Company.

The operations and the potential profitability of oil and gas exploration and development companies often depend upon factors beyond our control. If our operations and potential profitability are negatively impacted because of these factors, our business could suffer and investors could lose all or part of their investment in our Company.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile and potentially subject to governmental price fixing, pegging and controls, or any combination of these and other factors, responding to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds and other expenses have become increasingly difficult, if not impossible, to project. These and other changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas, which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include, but are not limited to, the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted. If our operations and potential profitability are negatively impacted because of these factors, our business could suffer and investors could lose all or part of their investment in our Company.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring further oil and gas exploration prospects and hiring qualified personnel. If we do not compete successfully in these areas, our operations will likely suffer and our Company will likely be unsuccessful.

The oil and gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger competitors may be able to absorb the burden of present and future laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.  These companies also may be better able to attract the qualified personnel required to run a successful oil and gas exploration company.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on us.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations.  However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Oil and gas exploration and development activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

Our oil and gas exploration and development activities will be subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance.

Risks Related to Our Company

If we do not continue to obtain additional financing, our business will fail.

Our current operating funds are less than necessary to commence and complete all intended test wells on the Alaska properties covered by our oil and gas leases. Therefore, we will need to obtain additional financing in order to complete our business plan.  We currently have limited operations and we have no gas sales.

As of March 22, 2012, we have cash on hand of approximately $27,650 representing the remaining proceeds of our two financing transactions.  Exploration (and if successful, development) of the Alaska prospects is unlikely to commence in the short term and it is impossible to forecast costs associated with doing so at this time.  Nevertheless, we will require substantial additional financing to cover such costs.  Furthermore, we will require additional financing to sustain our business operations if we are not successful in earning revenues.

We do not currently have any arrangements for financing and may not be able to find such financing. Our ability to obtain additional financing will be subject to a number of factors, including but not limited to the market price for oil and gas, the success of our initial test wells and general market conditions. These factors will make the timing, amount, terms or conditions of financing uncertain and additional financing may be unavailable to us.  If we do not obtain additional financing, our business will fail.

We are a new entrant into the oil and gas industry without a profitable or long operating history. We do not have any significant income producing oil and gas properties and we have limited financial resources. We have not yet commenced our exploration activities nor have we generated any significant revenue since our incorporation. There is no means by which investors can evaluate our potential for success and there is no assurance that we will ever operate profitably.

We have a limited operating history and must be considered in the exploration stage. Our Company's operations will be subject to all the risks inherent in the establishment of an exploration stage enterprise and the uncertainties arising from the absence of a significant operating history. Potential investors should be aware of the difficulties normally encountered by oil and gas exploration and development companies and the high rate of failure of such enterprises, especially those with a limited operating history such as ours. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the oil and gas exploration that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in our oil and gas exploration may not result in the discovery of oil and gas reserves. If the results of our exploration do not reveal commercially viable oil or gas reserves, we may decide to abandon our leasehold interests and acquire new oil and gas interests for exploration or cease operations. The acquisition of additional oil and gas interests will be dependent upon us possessing capital resources in order to purchase such interests. If no funding is available, we may be forced to abandon our operations. No assurance can be given that we will ever operate on a profitable basis.

Potential investors should be aware of the difficulties normally encountered by new resource companies and the high rate of failure of such enterprises. There is a high risk that our business will fail.

Because our directors have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to suffer and possibly fail.

Our directors intend to spend a minority of their business time providing their services to us. While they presently possess adequate time to attend to our interests, it is possible that the demands on our directors from their other obligations could increase, or the demands of our business operations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. If this happens, our Company will not likely perform to its potential and may fail.

Prospects that we decide to drill may not yield natural gas or oil in commercially viable quantities. If this happens, our business will likely fail and investors would likely lose their entire investment in our Company.

None of our properties covered by the oil and gas leases/permits have yet been fully evaluated by the Company. We will not know for certain, prior to drilling and testing, whether natural gas or oil will be present in those properties or, if present, whether natural gas or oil will be present in sufficient quantities to recover drilling or completion costs or to be economically viable. The cost of drilling, completing and operating any well is uncertain and any wells we drill may not be productive. If we never find commercially viable resources of oil and gas, our business will fail and investors will likely lose their entire investment in our Company.

Our Alaska prospects are in areas believed to contain gas, but presently lacking gas transportation facilities.

While our Alaska prospects are in areas that are promising for gas discovery, there are no existing pipeline facilities available to transport any gas they may produce to market.  Unless such facilities are built and available to us, our gas would be “stranded gas” with little or no market value. The Company believes that a pipeline facility may be built in the future based on evolving oil and gas developments in Alaska. On March 30, 2012, ExxonMobil, ConocoPhillips, BP and TransCanada, through participation in the Alaska Pipeline Project, announced their collective efforts to commercialize North Slope natural gas resources within the Alaska Gasline Inducement Act. The four companies in conjunction with the government of Alaska are expected to focus efforts on the construction of a  $26 billion pipeline that will allow for the movement of North Slope Gas to Valdez for export to overseas markets.  An earlier study published on July 28, 2011 by Wood Mackenzie conducted for the Alaska Gasline Port Authority gave a favorable assessment for the construction of a gas pipeline to move North Slope gas to Valdez for export to overseas markets. Investors should be aware that, whether a pipeline is built, the timing of the construction of the pipeline and whether and on what terms the pipeline is made available to transport any potential gas are all matters beyond our control which could have significant impact on our future results.

Risks Related to Our Securities

If a liquid market for our common stock does not develop, shareholders may be unable to sell their shares.

There is currently no liquid market for our common stock and no certainty that a liquid market will develop. While our common stock is quoted for trading on the OTC Bulletin Board, there has been no trading of our common stock. Furthermore, we have initiated the process to have our stock become eligible for DTC deposit.  Unless this is concluded successfully, of which we can give no assurance, broker dealers may be reluctant to accept our stock for deposit. This will further inhibit the development of a trading market. If a liquid market is not developed for our shares, it will be difficult for shareholders to sell their stock.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in our Company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf.  We will also bear the expenses of such litigation or any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore, if it is ultimately determined that any such person should not have been entitled to indemnification this indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our securities  we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

Risks Relating to Our Common Stock

Limitations upon Broker-Dealers Effecting Transactions in "Penny Stocks"

Trading in our common stock is subject to material limitations as a consequence of regulations which limits the activities of broker-dealers effecting transactions in "penny stocks."  Pursuant to Rule 3a51-1 under the Exchange Act, our common stock is a "penny stock" because it (i) is not listed on any national securities exchange or The NASDAQ Stock Market™, (ii) has a market price of less than $5.00 per share, and (iii) its issuer (the Company) has net tangible assets less than $2,000,000 (if the issuer has been in business for at least three (3) years) or $5,000,000 (if the issuer has been in business for less than three (3) years).

Rule 15g-9 promulgated under the Exchange Act imposes limitations upon trading activities on "penny stocks", which makes selling our common stock more difficult compared to selling securities which are not "penny stocks."  Rule 15a-9 restricts the solicitation of sales of "penny stocks" by broker-dealers unless the broker first (i) obtains from the purchaser information concerning his financial situation, investment experience and investment objectives, (ii) reasonably determines that the purchaser has sufficient knowledge and experience in financial matters that the person is capable of evaluating the risks of investing in "penny stocks", and (iii) delivers and receives back from the purchaser a manually signed written statement acknowledging the purchaser's investment experience and financial sophistication.

Rules 15g-2 through 15g-6 promulgated under the Exchange Act require broker-dealers who engage in transactions in "penny stocks" first to provide their customers with a series of disclosures and documents, including (i) a standardized risk disclosure document identifying the risks inherent in investing in "penny stocks", (ii) all compensation received by the broker-dealer in connection with the transaction, (iii) current quotation prices and other relevant market data, and (iv) monthly account statements reflecting the fair market value of the securities.

There can be no assurance that any broker-dealer which initiates quotations for the Common Stock will continue to do so, and the loss of any such broker-dealer likely would have a material adverse effect on the market price of our common stock.

No Active or Regular Market

Although our common stock has been included in the OTCBB, there has been no trading in our stock. Companies quoted for trading on the OTCBB must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCBB. If our common stock is quoted on the OTCBB, and we fail to remain current on our reporting requirements, we could be removed from the OTCBB. As a result, the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to regain our quotation privileges on the OTCBB, which may have an adverse material effect on our business.

Accordingly, there can be no assurance as to the liquidity of any present or future markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Shares Eligible for Future Sale

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.  In addition, any such sale or perception could make it more difficult for us to sell equity, or equity-related securities in the future at a time and price that we deem appropriate.  If and when this registration statement becomes effective and we become subject to the reporting requirements of the Exchange Act, we might elect to adopt a stock option plan and file a registration statement under the Securities Act registering the shares of common stock reserved for issuance thereunder.  Following the effectiveness of any such registration statement, the shares of common stock issued under such plan, other than shares held by affiliates, if any, would be immediately eligible for resale in the public market without restriction.

The sales of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are affected under Rule 144.  As of December 31, 2011 we had outstanding an aggregate of 11,000,000 shares of restricted common stock.  All of our shares of common stock, except those issued in the last six months, might be sold under Rule 144. No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

No Dividends

We have never paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None

ITEM 2.PROPERTIES.

We utilize space within the residence of our CEO as offices at no cost to us.  We have described our oil and gas leases above.

ITEM 3. LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET for REGISTRANT’S COMMON EQUITY and ISSURER PURCHASES of EQUITY SECURITIES.

Market Information

Our common stock has been included in the Over the Counter Bulletin Board under the symbol “SLGA” Since August 27, 2010.  We are not aware of any trades or quotations.

(1)  There were no trades in our common stock until May 2008.

Reports to Shareholders

We plan to furnish our shareholders with an annual report for each fiscal year ended December 31 containing financial statements audited by our independent certified public accountants.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Holders

As of December 31, 2011, we had 30 shareholders of record and 13,430,000 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

During the fourth quarter of 2011, we raised $150,000 through the sale of units in a private placement. The units were comprised of an aggregate of 1,000,000 shares.

ITEM 6.SELECTED FINANCIAL DATA.

Because the Company is a smaller reporting company, it does not need to provide the information required by this Item 6.

ITEM 7.MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.

Overview

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could be incorrect.  In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements.  We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:

•	our ability to raise additional capital and secure additional financing;
•	anticipated trends in our financial condition and results of operations;
•	our ability to hire and retain key employees;
•	Risks related to diverting management’s attention from ongoing business operations.

Background

Prior to August 2011, the Company’s business model provided automobile resale service in Eastern European countries.  New management considered oil and gas exploration and development to be a more promising operation for our shareholders.

Plan of Operation and Liquidity

Our plan of operation for 2012 is to continue paying our oil and gas lease costs in Alaska and to look for other properties to acquire. We anticipate the cost of these programs will be approximately $30,000 to $50,000, however, this figure could be reduced, possibly substantially, by third-party working interest participation.

During 2012 we also anticipate spending $45,000 on administrative expenses, including fees payable in connection with our compliance reporting obligations as a public company, such as legal, accounting and audit fees.

Total expenditures in 2012 therefore could be at least $80,000.  While we have cash on hand to cover a portion of these expenses, we will require additional funding.  We anticipate that additional funding will be provided in the form of equity financing from the sale of our common stock or loans from directors. We cannot provide investors with any assurance that additional funds will be raised.  Currently, we do not have any arrangements in place for future equity financings.

We had cash and cash equivalents of $27,648 as of December 31, 2011.

We have funded our activities to date primarily through the issuance of equity securities.

Seasonality and Inflation

We do not believe that our business will be seasonal to any material extent except that exploratory operations, particularly in Alaska, may be hampered by severe winter weather conditions.  Since energy costs are a key component of inflation, we do not believe that our results will be materially impacted by inflation in the current fiscal year.

Critical Accounting Policies

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements.  There are no material revenue generating activities that give rise to significant assumptions or estimates. Our most critical accounting policies as follows:

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of oil and gas properties; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; foreign currency exchange rate and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved b)  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2011 or 2010.

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

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiary’s local currency to be the functional currency for its foreign subsidiary, Auxillium Spółka zograniczoną odpowiedzialnością The financial records of the Company’s Polish operating subsidiary are maintained in their local currency, the Polish Zolty (“PLN”), which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

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

	December 31, 2011	July 11, 2011

Balance sheet	3.2501	2.7838

Statement of operations and comprehensive income (loss)	2.9259

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

There were no potentially outstanding dilutive shares for the year ended December 31, 2011 or 2010.

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this

Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

24

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.  QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2011 and 2010, and the reports thereon of Li & Company, and Chang G. Park, CPA, respectively, are included here:

25

Selga, Inc. (An Exploration Stage Company) December 31, 2011 and 2010 Index to the Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets at December 31, 2011 and December 31, 2010	F-4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years then Ended and for the Period from August 29, 2011 (exploration date) through December 31, 2011	F-5
Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from November 9, 2009 (inception) through December 31, 2011	F-6
Consolidated Statements of Cash Flows for the Years then Ended and for the Period from August 29, 2011 (exploration date) through December 31, 2011	F-7
Notes to the Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Selga Inc.

(An exploration stage company)

Toronto, Ontario

Canada

We have audited the accompanying consolidated balance sheet of Selga Inc., an exploration stage company (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from August 29, 2011 (exploration date) through December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The Company’s consolidated financial statements as of December 31, 2010, for the year then ended and for the period from November 9, 2009 (inception) through December 31, 2010 was audited by other auditors whose reports dated March 15, 2011 included an explanatory paragraph as to an uncertainty with respect to the Company’s ability to continue as a going concern.  The other auditors’ reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the year then ended and for the period from August 29, 2011 (exploration date) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the exploration stage at December 31, 2011 and had a net loss and net cash used in operating activities for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

April 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Selga Inc.

(A development stage company)

Atlanta, Georgia

We have audited the accompanying balance sheet of Selga Inc., a development stage company (the “Company”) as of December 31, 2010 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from November 9, 2009 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and for the period from November 9, 2009 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations and no operation raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

PLS CPA, PROFESSIONAL CORP.

San Diego, CA  92111

March 15, 2011

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

Assets
Current assets:
Cash	$45,814	$683
Net current assets of discontinued operations	-	6,695

Total Current Assets	45,814	7,378

Oil and gas properties (successful efforts method):	95,295	-

Total assets	$141,109	$7,378

Liabilities and stockholders' equity (deficit)
Current liabilities:
Net current liabilities of discontinued operations	-	775
Accrued expenses	12,865	-
Advances from stockholders	42,632	170

Total current liabilities	55,497	945

Total Liabilities	55,497	945

Stockholders' equity (deficit):
Common stock, $0.001 par value, 75,000,000 shares authorized, 12,430,000 shares issued and outstanding	13,430	12,430
Additional paid-in capital	171,040	21,870
Deficit accumulated during the exploration and development stage	(98,858)	(27,867)

Total stockholders' equity (deficit)	85,612	6,433

Total liabilities and stockholders' equity (deficit)	$141,109	$7,378

See accompanying notes to the consolidated financial statements.

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
			For the Period from
			August 29, 2011
	For the Year	For the Year	(Exploration Date)
	Ended	Ended	through
	December 31, 2011	December 31, 2010	December 31, 2011

Revenues earned during the exploration stage	$-	$-	$-

Cost of revenues earned during the exploration stage:
State license fees	24,000	-	24,000
Total cost of revenues earned during the development stage	24,000	-	24,000

Gross profit	(24,000)	-	(24,000)

Operating expenses:
General and administrative expenses	1,128	-	1,128
Professional fees	39,260	-	39,260
Total operating expenses	40,388	-	40,388

Loss before income taxes	(64,388)	-	(64,388)
Income tax provision	-	-	-
Loss from continuing operations	(64,388)	-	(64,388)

Discontinued operations
Loss from operations of discontinued operations, net of taxes	(4,686)	(27,697)
Loss from disposal of discontinued operations, net of taxes	(1,917)	-
Loss from discontinued operations	(6,603)	(27,697)	-

Net loss	(70,991)	(27,697)	(64,388)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	-	-	-
Comprehensive income (loss)	$(70,991)	$(27,697)	$(64,388)

Net loss per common share
- Basic and diluted:
Continuing operations	$(0.01)	$-
Discontinued operations	(0.00)	(0.00)
Total net loss per common share	$(0.01)	$(0.00)
Weighted common shares outstanding
- Basic and diluted	12,471,100	10,911,795

See accompanying notes to the consolidated financial statements.

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the period from November 9, 2009 (inception) through December 31, 2011

				Deficit
	Common Stock, $0.001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Exploration Stage	Equity (Deficit)

Balance, November 9, 2009 (inception)	-	$-	$-	$-	$-

Issuance of common shares for cash at par on December 24, 2009	10,000,000	10,000	-		10,000

Net loss				(170)	(170)

Balance, December 31, 2009	10,000,000	$10,000	$-	$(170)	$9,830

Issuance of common shares for cash at $0.01 per share	2,430,000	2,430	21,870		24,300

Net loss				(27,697)	(27,697)

Balance, December 31, 2010	12,430,000	12,430	21,870	(27,867)	6,433

Forgiveness of debt by former stockholders			170		170

Issuance of common shares for cash at $0.15 per share in December 2011	1,000,000	1,000	149,000		150,000

Net loss				(70,991)	(70,991)

Balance, December 31, 2011	13,430,000	$13,430	$171,040	$(98,858)	$85,612

See accompanying notes to the consolidated financial statements.

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
			August 29, 2011
	For the Year	For the Year	(Exploration Date)
	Ended	Ended	through
	December 31, 2011	December 31, 2010	December 31, 2011

Cash flows from operating activities:
Net loss	$(70,991)	$(27,697)	$(64,388)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss from disposal of discontinued operations, net of taxes	1,917	-	-
Changes in operating assets and liabilities:
Inventories	6,695	(6,695)	-
Accrued expenses	12,090	775	12,865

Net cash provided by operating activities	(50,289)	(33,617)	(51,523)

Cash flows from investing activities:
Cash paid in disposal of discontinued operations	(1,917)	-	-
Purchase of unproved oil and gas property acreage	(95,295)	-	(95,295)

Net cash used in investing activities	(97,212)	-	(95,295)

Cash flows from financing activities:
Amounts received from stockholders	42,632	-	42,632
Proceeds from sale of common stock	150,000	24,300	150,000

Net cash provided by (used in) financing activities	192,632	24,300	192,632

Net change in cash	45,131	(9,317)	45,814

Cash at beginning of period	683	10,000	-

Cash at end of period	$45,814	$683	$45,814

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non cash financing and investing activities:
Forgiveness of advances from former stockholders to contributed capital

See accompanying notes to the consolidated financial statements.

Selga, Inc.

(An Exploration Stage Company)

December 31, 2011 and 2010

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Selga Inc.

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

Pursuant to the SPA (i) WF purchased an aggregate of 10,000,000 shares of common stock of the Company (80.5% of the outstanding shares) from OP for a purchase price of $400,700.00; (ii) the Company disposed of its operating subsidiary by transferring its membership interest to OP;  (iii) WF and Jatinder S. Bhogal were elected directors of the Company; (iv) WF was elected President and CEO of the Company and Frank J. Hariton was elected secretary of the Company; and (v) OP resigned as an officer and director of the Company.   The Company entered into a six month consulting agreement with Selga Auto LLC, a company owned by OP to assist the Company in operating its business for a consulting fee of $300 per automobile sold which was terminated on July 11, 2011 with no automobile being sold.

Acquisition of Auxillium Spółka Zograniczoną Odpowiedzialnością in Poland

On July 11, 2011, a Share Sale Agreement (the “SSA”) was entered into by and between the Company and House Spółka z ograniczoną odpowiedzialnością, a Polish company (the “Seller”).  Pursuant to the SSA, the Company purchased all of the shares of Auxillium Spółka zograniczoną odpowiedzialnością (the “Auxillium Poland”) from the Seller for 2,653 Zlotys (approximately $953).  Auxillium Poland will investigate potential oil and gas opportunities in Poland.

Auxillium Poland is currently inactive.

Discontinuance of Auto Export Business

On August 29, 2011 the Company discontinued the business of exporting new and used cars from the United States to South America, Europe and Africa and now engages in the business of acquiring, exploring and developing oil and gas properties. Loss from disposal of the discontinued operations amounted to $1,917.

The consolidated financial statements for the year ended December 31, 2010 have been presented to give retroactive effect to this discontinuance.

Formation of Auxillium Alaska, Inc.

On August 18, 2011, the Company formed Auxillium Alaska, Inc. (“Auxillium Alaska”) as a wholly-owned subsidiary under the laws of the State of Alaska. Auxillium Alaska engages in the business of acquiring, exploring and developing oil and gas properties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

Selga	As of December 31, 2011 and 2010 and for the years then ended

Auxillium Poland	As of December 31, 2011 and for the period from July 11, 2011 (date of acquisition) through December 31, 2011

Auxillium Alaska	As of December 31, 2011 and for the period from August 18, 2011 (inception) through December 31, 2011

All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Development Stage Company

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

Exploration Stage Company

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of oil and gas properties; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; foreign currency exchange rate and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved; b)  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2011 or 2010.

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

The financial records of the Company’s Polish operating subsidiary, Auxillium Spółka zograniczoną odpowiedzialnością, are maintained in their local currency, the Polish Zolty (“PLN”), which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

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

	December 31, 2011	July 11, 2011

Balance sheet	3.2501	2.7838

Statement of operations and comprehensive income (loss)	2.9259

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

There were no potentially outstanding dilutive shares for the year ended December 31, 2011 or 2010.

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the exploration stage at December 31, 2011, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence explorations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its strategy and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to commence explorations and generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its strategy and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Oil and Gas Properties

Oil and Gas Properties in the State of Alaska

On August 29, 2011, Auxillium Alaska, Inc. (“Auxillium Alaska”) agreed to buy and Union Energy (Alaska), LLC, (“Union”) agreed to sell 100% of Union’s right, title and interest in certain oil and gas leases (“Leases” or “Properties”) at Union’s costs incurred to date of $95,295 within 90 days of the date hereof and to pay the State of Alaska Department of Natural Resources aggregating $24,000 on or before the due date of September 1, 2011.  Union will deliver to Auxillium Alaska an 81.25% Net Revenue Interest in the Leases and retain a 6.25% overriding royalty interest on additional oil and gas leasehold acquired or purchased by Auxillium Alaska within the Prospect Area of Mutual Interest (“AMI”) with the remaining 12.5% as royalty interest to be paid to the State of Alaska.  Auxillium Alaska and Union will be subject to the AMI relating to the Properties. Union assigned 100% of its right, title and interest in the Properties at closing on August 29, 2011 and Funds will be wired from Auxillium Alaska to Union within 90 days of closing or the Leases shall revert to Union and any expenses paid by Auxillium Alaska shall be forfeited.

On August 31, 2011, the Company paid the $24,000 due to the State of Alaska under the two leases.

On December 28, 2011, Auxillium Alaska paid the $95,295 to Union.

Note 5 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders at December 31, 2011 and December 31, 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Advances from stockholder and officer	$42,632	$-

Advances from former stockholder and officer	-	170	*

	$42,632	$170

* On April 1, 2011 as part of the change in control the former sole shareholder and officer agreed to forgive debt outstanding to him totaling $170 which has been recorded as contributed capital.

The major stockholder and officer advanced $42,632 to the Company and no repayment has been made towards these advances for the period from July 1, 2011 through December 31, 2011.

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

In December 2011, the Company issued 1,000,000 shares of its common stock at $0.15 per share to two (2) investors for total cash proceeds of $150,000.

Additional Paid-in Capital

On April 1, 2011, as part of the change in control the former sole stockholder and officer agreed to forgive debt outstanding to him totaling $170 which have been recorded as contributed capital.

Note 7 – Income Tax Provision

Deferred Tax Assets

At December 31, 2011, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $98,843 that may be used to offset future taxable income through the fiscal year ending December 31, 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $33,607 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $24,132 and $9,417 for the year ended December 31, 2011 and 2010, respectively.

Components of deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$33,607	$9,475

Less valuation allowance	(33,607)	(9,475)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry- forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS and PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Warmond Fang, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation, Mr. Wang concluded that as of December 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including James Wang, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is not effective, as of December 31, 2011. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2011.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of December 31, 2011 are:

Name

Age

Titles

Warmond Fang

30

CEO, President and a Director

Jatinder S. Bhogal

45

Director

Frank J. Hariton

63

Secretary

Warmond Fang.  Mr. Fang holds a Bachelors degree (Honors) in Political Science from York University and a Masters Degree (Honors with Distinction) in International Relations from the University of Hong

Kong. Mr. Fang has also undertook advanced academic studies in Chinese foreign policy, political economy and business law at Peking University. Since 2001 Mr. Fang has been president and CEO of Armega International Group, in the hospitality industry. In 2005, Mr. Fang served as Business Development Consultant for Yunnan Daphne Pharmaceuticals where he managed overseas product marketing and development. From 2007 to 2008, Mr. Fang served as President and CEO of Dongguan Armega Education Consulting, providing translation/interpreting services, language training, and education consulting services to government, as well as domestic and foreign private enterprises operating in China.

Jatinder S. Bhogal.  Since December 1993, Mr. Bhogal has worked as an independent business consultant to emerging growth companies. For nearly 20 years, Mr. Bhogal has provided early business development guidance and consulting to companies developing healthcare services, medical devices, pharmaceuticals and vaccines, solar-photovoltaics, biofuels, information technology solutions, strategic minerals, and conventional oil and gas.  Mr. Bhogal is also a Director of NDB Energy, Inc. and New Energy Technologies, Inc

Frank J. Hariton.  Mr. Hariton is an attorney in private practice in New York State.  Mr. Hariton has been Secretary of Petrocorp Inc., an OTCQB listed oil and gas exploration company, since 2007.  Mr. Hariton received his BA (1971) and JD (1974) from Case Western Reserve University.

Neither Mr. Fang nor Mr. Hariton has an employment agreement with the Registrant

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in certain legal proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed at an annual meeting of shareholders.

Committees of the Board and Financial Expert

We do not have a separately-designated audit or compensation committee of the Board or any other Board-designated committee. Audit and compensation committee functions are performed by our Board of Directors. We will form such committees in the future as the need for such committees may arise. In addition, at this time we have determined that we do not have an “audit committee financial expert” as defined by the SEC on our Board.

Code of Ethics

Due to its small size, the Company has not adopted a code of ethics.  The Company will adopt a code of ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions.  As required by SEC rules, we will report the nature of any change or waiver of our code of ethics.

ITEM 11.EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the year ended December 31, 2011 and 2010 of our two executive officer. We refer to all of these officers collectively as our “named executive officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	All other Compensation ($)	Total ($)
Warmund Fang- CEO	12/31/10 12/31/11	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Frank Hariton*- Secretary	12/31/10 12/31/11	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

* Mr. Hariton is paid a retainer of $1,500 a month for legal services, but is not compensated for serving as secretary.

Compensation of Directors

The Company has no standard arrangements in place or currently contemplated to compensate the Company’s directors for their service as directors or as members of any committee of directors.

Employment Agreements

We do not have employment agreements with any of our executive officers or directors.  We have verbal understandings with our executive officers regarding monthly retainers and reimbursement for actual out-of-pocket expenses.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set forth above that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with us.

Indemnification of Directors and Executive Officers and Limitation of Liability

Nevada law generally permits us to indemnify our directors, officers, employees and agents. Pursuant to the provisions of Nevada Revised Statutes 78.7502, we, as a corporation organized in Nevada, may indemnify our directors, officers, employees and agents in accordance with the following:

(a)  A corporation may indemnify any person who was or is a party or is threatened to be made a party to any action, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation, against expenses, actually and reasonably incurred by him in connection with the action, suit or proceeding if he: (a) is not liable for breach of his fiduciary duties as a director or officer pursuant to Nevada Revised Statutes 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

(b)  A corporation may indemnify any person who was or is a party or is threatened to be made a party to any action by or in the right of the corporation to procure a judgment in its favor, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation against expenses actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he: (a) is not liable for breach of his fiduciary duties pursuant to Nevada Revised Statutes 78.138; or (b) acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation. Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals there from, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

(c)  To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

Charter Provisions, Bylaws and Other Arrangements of the Registrant

Our Certificate of Incorporation, as amended, does not contain any specific language enhancing or limiting the Nevada statutory provisions referred to above.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforceable.

ITEM 12.SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2011, the stock ownership of (i) each of our named executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Warmond Fang 6021 Yonge Street - Suite 1011 Toronto, Ontario Canada M2M 3W2	10,000,000 shares - Direct	74.6%
Jatinder S. Bhogal 6021 Yonge Street - Suite 1011 Toronto, Ontario Canada M2M 3W2	500,000 shares - Direct	3.7%
Frank J. Hariton 1065 Dobbs Ferry Road White Plains, NY 10607	-0-	-0- %
All officers and directors as a group (3 persons)	10,500,000 shares	78.3%

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13.CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

There were no related party transactions during the year ended December 31, 2011

Director Independence

We believe that the following director of our company is considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards:  Jatinder S. Bhogal.

ITEM 14.PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements in the Company’s Form 10-K and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $10,000 to Li & Company, PC, our current independent registered public accounting firm and $5,500 to Chang Park, our previous independent registered public accounting firm for fiscal year ended December 31, 2011 and $8,950 to Chang Park, our previous independent registered public accounting firm for fiscal year ended December 31, 2010 .

Tax Compliance Services

$800 to Chang G. Park, CPA.

Pre-approval of All Services from the Independent Auditors

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or
-

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee, however our board of directors acts as the audit committee, established pre-approval policies and procedures as to the particular service which do not include delegation of the audit committee's responsibilities to management. Our board of directors pre-approves all services provided by our independent auditors and is informed of each service.

PART IV

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

Exhibit No.

Description

3.1

Articles of Incorporation, incorporated by reference to like numbered exhibit filed with the Registrant’s registration statement on Form S-1 filed February 26, 2010.

3.2

By –Laws * incorporated by reference to like numbered exhibit filed with the Registrant’s registration statement on Form S-1 filed February 26, 2010.

22.1

Subsidiaries; Auxillium Alaska, Inc. (a 100% owned Alaskan corporation) and Auxillium Spółka zograniczoną odpowiedzialnością, (a 100% owned Polish corporation)

31.1

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELGA INC.

April 12, 2012	By:	/s/ Warmond Fang
Warmond Fang
Chief Executive Officer (Principal Executive, financial and accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Warmond Fang Warmond Fang	Chairman of the Board, Director and Chief Executive Officer	April 12, 2012

/s/ Jatinder S. Bhogal Jatinder S. Bhogal	Director	April 12, 2012