Form 10-Q
period 2012-03-31
Selga Inc
filed 2012-05-14
CIK 1478132

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 14, 2012
Common Stock, $0.001	13,430,000

SELGA INC.

Form 10-Q

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Selga, Inc. (An Exploration Stage Company) March 31, 2012 and 2011 Index to the Consolidated Financial Statements
Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011	4
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and 2011 and for the Period from August 29, 2011 (exploration date) through March 31, 2012 (Unaudited)	5
Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from November 9, 2009 (inception) through March 31, 2012 (Unaudited)	6
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and for the Period from August 29, 2011 (exploration date) through March 31, 2012 (Unaudited)	7
Notes to the Consolidated Financial Statements (Unaudited)	8-20

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash	$26,849	$45,814

Total Current Assets	26,849	45,814

Oil and gas properties (successful efforts method):	95,295	95,295

Total assets	$122,144	$141,109

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$-	$12,865
Advances from stockholders	42,632	42,632

Total current liabilities	42,632	55,497

Total Liabilities	42,632	55,497

Stockholders' equity:
Common stock, $0.001 par value, 75,000,000 shares authorized,
13,430,000 shares issued and outstanding	13,430	13,430
Additional paid-in capital	171,040	171,040
Deficit accumulated during the exploration and development stage	(104,958)	(98,858)

Total stockholders' equity	79,512	85,612

Total liabilities and stockholders' equity	$122,144	$141,109

See accompanying notes to the consolidated financial statements.

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)

			For the Period from
	For the Three Months	For the Three Months	August 29, 2011 (Exploration Date)
	Ended	Ended	through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues earned during the exploration stage	$-	$-	$-

Cost of revenues earned during the exploration stage:
State license fees	-	-	24,000

Total cost of revenues earned during the development stage	-	-	24,000

Gross profit	-	-	(24,000)

Operating expenses:
General and administrative expenses	300	-	1,428
Professional fees	5,800	-	45,060
Total operating expenses	6,100	-	46,488

Loss before income taxes	(6,100)	-	(70,488)

Income tax provision	-	-	-

Loss from continuing operations	(6,100)	-	(70,488)

Discontinued operations
Loss from operations of discontinued operations, net of taxes	-	(4,687)
Loss from disposal of discontinued operations, net of taxes	-	-
Loss from discontinued operations	-	(4,687)	-

Net loss	(6,100)	(4,687)	(70,488)

Other comprehensive income (loss):
Foreign currency translation gain (loss)	-	-	-

Comprehensive income (loss)	$(6,100)	$(4,687)	$(70,488)

Net loss per common share - Basic and diluted:
Continuing operations	$(0.00)	$-
Discontinued operations	-	(0.00)

Total net loss per common share	$(0.00)	$(0.00)

Weighted common shares outstanding - Basic and diluted	13,430,000	12,430,000

See accompanying notes to the consolidated financial statements.

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the period from November 9, 2009 (inception) through March 31, 2012
(Unaudited)
					Accumulated Other
	Common Stock, $0.001 Par Value		Additional	Deficit Accumulated during	Comprehensive Income
	Number of		Paid-in	the Development and	Foreign Currency	Total Stockholders'
	Shares	Amount	Capital	Development Stage	Translation gain (loss)	Equity (Deficit)

Balance, November 9, 2009 (inception)	-	$-	$-	$-	$-	$-
Issuance of common shares for cash at par on December 24, 2009	10,000,000	10,000	-			10,000
Net loss				(170)		(170)

Balance, December 31, 2009	10,000,000	$10,000	$-	$(170)	$-	$9,830
Issuance of common shares for cash at $0.01 per share	2,430,000	2,430	21,870			24,300
Net loss				(27,697)		(27,697)

Balance, December 31, 2010	12,430,000	12,430	21,870	(27,867)	-	6,433
Forgiveness of debt by former stockholders			170			170
Issuance of common shares for cash at $0.15 per share in December 2011	1,000,000	1,000	149,000			150,000
Comprehensive loss
Net loss				(70,991)		(70,991)
Other comprehensive income: Foreign currency translation gain					-	-
Total comprehensive loss						(70,991)

Balance, December 31, 2011	13,430,000	13,430	171,040	(98,858)	-	85,612
Comprehensive loss
Net loss				(6,100)		(6,100)
Other comprehensive income: Foreign currency translation gain					-	-
Total comprehensive loss						(6,100)

Balance, March 31, 2012	13,430,000	$13,430	$171,040	$(104,958)	$-	$79,512

See accompanying notes to the consolidated financial statements.

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Statements of Cash Flows
			For the Period from
	For the Three Months	For the Three Months	August 29, 2011 (Exploration Date)
	Ended	Ended	through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(6,100)	$(4,687)	$(70,488)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Inventories	-	6,695	-
Accrued expenses	(12,865)	(775)	-

Net cash provided by (used in) operating activities	(18,965)	1,233	(70,488)

Cash flows from investing activities:
Purchase of unproved oil and gas property acreage	-	-	(95,295)

Net cash used in investing activities	-	-	(95,295)

Cash flows from financing activities:
Amounts received from stockholders	-	-	42,632
Proceeds from sale of common stock	-	-	150,000

Net cash provided by financing activities	-	-	192,632

Net change in cash	(18,965)	1,233	26,849

Cash at beginning of period	45,814	683	-

Cash at end of period	$26,849	$1,916	$26,849

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

Non cash financing and investing activities:
Accrued expense for acquisition of oil and gas properties	$-	$-	$-

Forgiveness of advances from former stockholders to contributed capital	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Selga, Inc.

(An Exploration Stage Company)

March 31, 2012 and 2011

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

Pursuant to the SPA (i) WF purchased an aggregate of 10,000,000 shares of common stock of the Company (80.5% of the outstanding shares) from OP for a purchase price of $400,700.00; (ii) the Company disposed of its operating subsidiary by transferring its membership interest to OP;  (iii) WF and Jatinder S. Bhogal were elected directors of the Company; (iv) WF was elected President and CEO of the Company and Frank J. Hariton was elected secretary of the Company; and (v) OP resigned as an officer and director of the Company.   The Company entered into a six month consulting agreement with Selga Auto LLC, a company owned by OP to assist the Company in operating its business for a consulting fee of $300 per automobile sold which was terminated on July 11, 2011 with no automobile being sold.  With the change in control, management undertook efforts to identify additional commercial opportunities for the Company, and determined to investigate and commercially pursue the business of acquiring, exploring and developing oil and gas properties.

Acquisition of Auxuillium Spółka Zograniczoną Odpowiedzialnością in Poland

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2012.

Principles of Consolidation

The consolidated financial statements include all accounts of the Company and its controlled entities as of March 31, 2012 and 2011 and for the interim period then ended as follows:

Entity	Jurisdiction or Place of Incorporation	Attributable Interest

Auxillium Poland	Poland	100%

Auxillium Alaska	State of Alaska, U.S.A.	100%

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

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Polish Zolty (“PLN”), the Company’s Polish subsidiary’s functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2012 or 2011.

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

Foreign Currency Translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars.  Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses.  Pursuant to Section 830-10-45, the assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

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

	March 31, 2012	December 31, 2011	July 11, 2011

Balance sheet	3.1148	3.2501	2.7838

Statement of operations and comprehensive income (loss)	3.2322	2.9259

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

There were no potentially outstanding dilutive shares for the interim period ended March 31, 2012 or 2011.

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

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the exploration stage at March 31, 2012, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Oil and Gas Properties

Oil and Gas Properties in the State of Alaska

On August 29, 2011 through our wholly-owned subsidiary, Auxillium Alaska Inc., we entered into an agreement to acquire an oil and gas prospect in Alaska’s North Slope region from Union Energy (Alaska), LLC. Under the terms of the agreement, we agreed to pay  $95,295 to Union Energy (Alaska), LLC and $24,000 to the State of Alaska Department of Natural Resources. Furthermore, pursuant to such agreement Union Energy (Alaska) LLC will deliver to Auxillium Alaska an 81.25% Net Revenue Interest in the Leases and retain a 6.25% overriding royalty interest on additional oil and gas leasehold acquired or purchased by Auxillium Alaska within the Prospect Area of Mutual Interest (“AMI”) with the remaining 12.5% as royalty interest to be paid to the State of Alaska.  Auxillium Alaska and Union will be subject to the AMI relating to the Properties. On August 31, 2011, the Company paid $24,000 due to the State of Alaska and on December 28, 2011, we paid the $95,295 owed to Union Energy (Alaska), LLC for the leases. With the balance of $95,295 paid to Union Energy (Alaska) LLC, there are no further payments or monies owed to Union Energy (Alaska) LLC and the Company has received assignment of the leases. Under the terms of the leases, there are oil and gas rental payments that the Company is required to pay to the State of Alaska Department of Natural Resources annually to maintain the leases. The payments are for a total of $24,000 on an annual basis due on September 1st of each year.

Note 5 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Advances from stockholder and officer	$42,632	$42,632

	$42,632	$42,632

The major stockholder and officer advanced $42,632 to the Company and no repayment has been made towards these advances during the period from July 1, 2011 through December 31, 2011.

The major stockholder and officer did not make any further advances to the Company and no repayment has been made towards these advances during the interim period ended March 31, 2012.

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

Three Month Period Ended March 31, 2012 Compared to the Three Month Period Ended March 31, 2011

Our net loss and net loss from continuing operations for the three month period ended March 31, 2012 was $(6,100) compared to a net loss from discontinued operations, of $(4,687) during the three month period ended to March 31, 2011. The increased level of losses reflects increased general and administrative expenses as we have a new professional team and have incurred additional professional expenses.  General and administrative expenses incurred during the three month periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

During the three month periods ended March 31, 2012 and March 31, 2011, we did not generate any revenue.  We believe we will generate revenue in the future as our properties are developed.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2012, we had cash of $26,849.  Current liabilities at of $42,632 at March 31, 2012 was comprised advances from shareholders.

Stockholders’ equity decreased from $85,612 as at December 31, 2011 to $79,512 at March 31, 2012, reflecting our continuing losses.

We are reliant on loans from shareholders and private equity investments to fund current operations and are seeking to engage in a private placement of our equity.  There is no commitment to continue to make such loans and our future viability remains uncertain.  We have sufficient cash on hand to operate for the remainder of 2012.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our loans from shareholders and further issuances of securities. Our working capital requirements are expected to increase as we have acquired and will continue to acquire oil and gas leases with significant annual payments. Generally, we have financed operations to date through the proceeds of loans from shareholders.  We currently do not have a specific plan of how we will obtain future funding; however, we anticipate that additional funding will be in the form of loans from shareholders, equity financing from the sale of our common stock or revenues generated by our properties.  We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our December 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of March 31, 2012, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2012.

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

SELGA INC.
Dated: May 14, 2012	By: /s/ Warmond Fang
Warmond Fang, President and Chief Executive Officer and Chief Financial Officer