Form 10-Q
period 2012-06-30
Selga Inc
filed 2012-08-01
CIK 1478132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 1, 2012
Common Stock, $0.001	13,430,000

SELGA INC.

Form 10-Q

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Selga, Inc. (An Exploration Stage Company) June 30, 2012 and 2011 Index to the Consolidated Financial Statements
Consolidated Balance Sheets a June 30, 2012 (Unaudited) and December 31, 2011	5
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2012 and 2011 and for the Period from March 31, 2011 (Exploration Date) through June 30, 2012 (Unaudited)	6
Consolidated Statement of Stockholders’ Equity for the Period from March 31, 2011 (Exploration Date) through June 30, 2012 (Unaudited)	7
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and for the Period from March 31, 2011 (Exploration Date) through June 30, 2012 (Unaudited)	8
Notes to the Consolidated Financial Statements (Unaudited)	9-20

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash	$16,324	$45,814

Total Current Assets	16,324	45,814

Oil and gas properties (successful efforts method):	95,295	95,295

Total assets	$111,619	$141,109

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$10,183	$12,865
Advances from stockholders	42,632	42,632

Total current liabilities	52,815	55,497

Total Liabilities	52,815	55,497

Stockholders' equity:
Common stock, $0.001 par value: 75,000,000 shares authorized;
13,430,000 shares issued and outstanding	13,430	13,430
Additional paid-in capital	171,040	171,040
Deficit accumulated during the development stage	(34,470)	(34,470)
Deficit accumulated during the exploration stage	(91,196)	(64,388)

Total stockholders' equity	58,804	85,612

Total liabilities and stockholders' equity	$111,619	$141,109

See accompanying notes to the consolidated financial statements.

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Statements of Operations and Comprehensive Income (Loss)
					For the Period from
	For the Six Months	For the Three Months	For the Six Months	For the Three Months	March 31, 2011 (Exploration Date)
	Ended	Ended	Ended	Ended	through
	June 30, 2012	June 30, 2012	June 30, 2011	June 30, 2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues earned during the exploration stage	$-	$-	$-	$-	$-
Cost of revenues earned during the exploration stage:
State license fees	-	-	-	-	24,000
Total cost of revenues earned during the development stage	-	-	-	-	24,000
Gross profit	-	-	-	-	(24,000)
Operating expenses:
General and administrative expenses	325	25	143	143	1,453
Professional fees	26,483	20,683	11,345	11,345	65,743
Total operating expenses	26,808	20,708	11,488	11,488	67,196
Loss before income taxes	(26,808)	(20,708)	(11,488)	(11,488)	(91,196)
Income tax provision	-	-	-	-	-
Loss from continuing operations	(26,808)	(20,708)	(11,488)	(11,488)	(91,196)
Discontinued operations
Loss from operations of discontinued operations, net of taxes	-	-	(4,686)	-
Loss from disposal of discontinued operations, net of taxes	-	-	(1,917)	(1,917)
Loss from discontinued operations	-	-	(6,603)	(1,917)	-
Net loss	(26,808)	(20,708)	(18,091)	(13,405)	(91,196)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	-	-	-	-	-
Comprehensive income (loss)	$(26,808)	$(20,708)	$(18,091)	$(13,405)	$(91,196)
Net loss per common share
- Basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	-	-	(0.00)	(0.00)
Total net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted common shares outstanding
- Basic and diluted	13,430,000	13,430,000	12,430,000	12,430,000

See accompanying notes to the consolidated financial statements.

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from March 31, 2011 (Exploration Date) through June 30, 2012
(Unaudited)
						Accumulated
						Other
	Common Stock, $0.001 Par Value			Deficit Accumulated	Deficit Accumulated	Comprehensive Income Foreign		Total
			Additional	during the	during the	Currency		Stockholders'
	Number of Shares	Amount	Paid-in Capital	Development Stage	Exploration Stage	Translation gain (loss)		Equity (Deficit)

Balance, December 31, 2010	12,430,000	$12,430	$21,870	$(27,867)	$-	$-		$6,433

Forgiveness of debt by former stockholders			170					170

Issuance of common shares for cash at $0.15 per share in December 2011	1,000,000	1,000	149,000					150,000

Comprehensive loss
Net loss				(6,603)	(64,388)			(70,991)
Other comprehensive income: Foreign currency translation gain						-		-

Total comprehensive loss								(70,991)

Balance, December 31, 2011	13,430,000	13,430	171,040	(34,470)	(64,388)	-		85,612

Comprehensive loss
Net loss				-	(26,808)			(26,808)
Other comprehensive income: Foreign currency translation gain						-		-

Total comprehensive loss								(26,808)

Balance, June 30, 2012	13,430,000	$13,430	$171,040	$(34,470)	$(91,196)	$-	#	$58,804

See accompanying notes to the consolidated financial statements.

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Statements of Cash Flows
			For the Period from
			March 31, 2011
	For the Six Months	For the Six Months	(Exploration Date)
	Ended	Ended	through
	June 30, 2012	June 30, 2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(26,808)	$(18,091)	$(91,196)
Adjustments to reconcile net loss to net cash used in operating activities
Loss from disposal of discontinued operations, net of taxes	-	1,917	-
Changes in operating assets and liabilities:
Inventories	-	6,695	-
Accrued expenses	(2,682)	(775)	10,183

Net cash used in operating activities	(29,490)	(10,254)	(81,013)

Cash flows from investing activities:
Cash paid in disposal of discontinued operations	-	(1,917)	-
Purchase of unproved oil and gas property acreage	-	-	(95,295)

Net cash used in investing activities	-	(1,917)	(95,295)

Cash flows from financing activities:
Amounts received from stockholders	-	11,488	42,632
Proceeds from sale of common stock	-	-	150,000

Net cash provided by financing activities	-	11,488	192,632

Net change in cash	(29,490)	(683)	16,324

Cash at beginning of period	45,814	683	-

Cash at end of period	$16,324	$-	$16,324

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

Non cash financing and investing activities:
Accrued expense for acquisition of oil and gas properties	$-	$-	$-

Forgiveness of advances from former stockholders to contributed capital

See accompanying notes to the consolidated financial statements.

Selga, Inc.

(An Exploration Stage Company)

June 30, 2012 and 2011

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

Acquisition of Auxuillium Spółka Zograniczoną Odpowiedzialnością in Poland

On July 11, 2011 a share sale agreement was entered into by and between Selga Inc. and House Spółka z ograniczoną odpowiedzialnością.  Under the terms of the share sale agreement, Selga purchased all of the shares of Auxillium Spółka zograniczoną odpowiedzialnością, a Polish corporation for 2,653 Zlotys (approximately $953). Upon consummation of the share sale agreement, Auxillium Spółka zograniczoną odpowiedzialnością was established as a wholly-owned subsidiary of Selga Inc., and tasked with investigating oil and gas opportunities in Poland.

Auxillium Poland is currently inactive.

Formation of Auxillium Alaska, Inc.

On August 18, 2011, the Company formed a new wholly-owned subsidiary, Auxillium Alaska Inc, registered and incorporated under the laws of the state of Alaska to engage in oil and gas exploration activities in Alaska.

Discontinuance of Auto Export Business

On August 29, 2011 the Company discontinued the business of exporting new and used cars from the United States to South America, Europe and Africa and now engages in the business of acquiring, exploring and developing oil and gas properties. Loss from disposal of the discontinued operations amounted to $1,917.

The consolidated financial statements have been presented to give retroactive effect to this discontinuance.

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

Principles of Consolidation

The consolidated financial statements include all accounts of the Company and its controlled entities as of June 30, 2012 and 2011 and for the interim period then ended as follows:

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

Development Stage Company

The Company was a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification up to August 29, 2011.  On August 29, 2011 the Company discontinued the business of exporting new and used cars from the United States to South America, Europe and Africa then under development and engages in the business of acquiring, exploring and developing mineral properties.  Although the Company has recognized nominal amount of revenues since inception, the Company was still devoting substantially all of its efforts on establishing the business and, therefore, qualifies as a development stage company.  All losses accumulated from November 9, 2009 (inception) through August 29, 2011 (date of discontinuance) have been considered as part of the Company’s development stage activities.

Exploration Stage Company

Although the Company started to investigate and commercially pursue the business of acquiring, exploring and developing oil and gas properties upon change in control on March 31, 2011 and acquired oil and gas properties on August 29, 2011, a substantial portion of the Company’s activities has involved establishing the business and the Company has neither started exploring the oil and gas properties, nor generated any revenue to date.  Upon entry into the oil and gas exploration business the Company became an exploration stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  All activities since March 31, 2011 have been considered as part of the Company’s exploration stage activities.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

Foreign Currency Transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Polish Zloty (“PLN”), the Company’s Polish subsidiary’s functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

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

The financial records of the Company’s Polish operating subsidiary are maintained in their local currency, the Polish Zloty (“PLN”), which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

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

	June 30, 2012	December 31, 2011	July 11, 2011

Balance sheet	3.4470	3.2501	2.7838

Statement of operations and comprehensive income (loss)	3.2731	2.9259

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

There were no potentially outstanding dilutive shares for the interim period ended June 30, 2012 or 2011.

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

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the exploration stage at June 30, 2012, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Oil and Gas Properties

Oil and Gas Properties in the State of Alaska

On August 29, 2011 through our wholly-owned subsidiary, Auxillium Alaska Inc., we entered into an agreement to acquire an oil and gas prospect in Alaska’s North Slope region from Union Energy (Alaska), LLC. Under the terms of the agreement, we agreed to pay  $95,295 to Union Energy (Alaska), LLC and $24,000 to the State of Alaska Department of Natural Resources. Furthermore, pursuant to such agreement Union Energy (Alaska) LLC will deliver to Auxillium Alaska an 81.25% Net Revenue Interest in the Leases and retain a 6.25% overriding royalty interest on additional oil and gas leasehold acquired or purchased by Auxillium Alaska within the Prospect Area of Mutual Interest (“AMI”) with the remaining 12.5% as royalty interest to be paid to the State of Alaska.  Auxillium Alaska and Union will be subject to the AMI relating to the Properties. On August 31, 2011, the Company paid $24,000 due to the State of Alaska and on December 28, 2011, we paid the $95,295 owed to Union Energy (Alaska), LLC for the leases. With the balance of $95,295 paid to Union Energy (Alaska) LLC, there are no further payments or monies owed to Union Energy (Alaska) LLC and the Company has received assignment of the leases. Under the terms of the leases, there are oil and gas rental payments that the Company is required to pay to the State of Alaska Department of Natural Resources annually to maintain the leases. The payments are for a total of $28,800 on an annual basis due on September 1st of each year.

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

Advances from stockholders at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Advances from stockholder and officer	$42,632	$42,632

	$42,632	$42,632

The major stockholder and officer advanced $42,632 to the Company and no repayment has been made towards these advances.

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

On August 29, 2011 through our wholly-owned subsidiary, Auxillium Alaska Inc., we entered into an agreement to acquire an oil and gas prospect in Alaska’s North Slope region from Union Energy (Alaska), LLC. Under the terms of the agreement, we agreed to pay  $95,295 to Union Energy (Alaska), LLC and $24,000 to the State of Alaska Department of Natural Resources. Furthermore, pursuant to such agreement gave Union Energy (Alaska) LLC a 6.25% override interest in the prospect.  On August 31, 2011, the Company paid $24,000 due to the State of Alaska and on December 28, 2011, we paid the $95,295 owed to Union Energy (Alaska), LLC for the leases. With the balance of $95,295 paid to Union Energy (Alaska) LLC, there are no further payments or monies owed to Union Energy (Alaska) LLC and the Company has received assignment of the leases. Under the terms of the leases, there are oil and gas rental payments that the Company is required to pay to the State of Alaska Department of Natural Resources annually to maintain the leases. The payments are for a total of $28,800 on an annual basis due on September 1st of each year.

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

Three Month Period Ended June 30, 2012 Compared to the Three Month Period Ended June 30, 2011

Our net loss and net loss from continuing operations for the three month period ended June 30, 2012 was $(20,708) compared to a net loss from continuing operations, of $(11,488) during the three month period ended to June 30, 2011. The increased level of losses reflects increased general and administrative expenses as we have a new professional team and have incurred additional professional expenses.  General and administrative expenses incurred during the three month periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

During the three month periods ended June 30, 2012 and June 30, 2011, we did not generate any revenue.   We believe we will generate revenue in the future as our properties are developed.

Six Month Period Ended June 30, 2012 Compared to the Six Month Period Ended June 30, 2011

Our net loss and net loss from continuing operations for the six month period ended June 30, 2012 was $(26,808) compared to a net loss from continuing operations, of $(11,488) during the six month period ended to June 30, 2011. The increased level of losses reflects increased general and administrative expenses as we have a new professional team and have incurred additional professional expenses.  General and administrative expenses incurred during the three month periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

During the three month periods ended June 30, 2012 and June 30, 2011, we did not generate any revenue.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2012, we had cash of $16,624.  Current liabilities were $52,815 at June 30, 2012 was comprised advances from shareholders and accrued expenses.

Stockholders’ equity decreased from $85,612 as at December 31, 2011 to $58,804 at June 30, 2012, reflecting our continuing losses.

We are reliant on loans from shareholders and private equity investments to fund current operations and are seeking to engage in a private placement of our equity.  There is no commitment to continue to make such loans and our future viability remains uncertain.  We have sufficient cash on hand to operate for the remainder of 2012.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our loans from shareholders and further issuances of securities. Our working capital requirements are expected to increase as we have acquired and will continue to acquire oil and gas leases with significant annual payments. Generally, we have financed operations to date through the proceeds of loans from shareholders or the sale of our stock.  We currently do not have a specific plan of how we will obtain future funding; however, we anticipate that additional funding will be in the form of loans from shareholders, equity financing from the sale of our common stock or revenues generated by our properties.  We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

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

SELGA INC.
Dated: August 1, 2012	By: /s/ Warmond Fang
Warmond Fang, President and Chief Executive Officer and Chief Financial Officer