Form 10-Q
period 2012-09-30
Selga Inc
filed 2012-11-19
CIK 1478132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 19, 2012
Common Stock, $0.001	13,430,000

SELGA INC.

Form 10-Q

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Selga, Inc.

(An Exploration Stage Company)

September 30, 2012 and 2011

Notes to the Consolidated Financial Statements

(Unaudited)

Contents                                                                                                                                               Page(s)

Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	4

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011 and for the Period from March 31, 2011 (Exploration Date) through September 30, 2012 (Unaudited)	5

Consolidated Statement of Stockholders’ Equity for the Period from March 31, 2011 (Exploration Date) through September 30, 2012 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and for the Period from March 31, 2011 (Exploration Date) through September 30, 2012 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Selga, Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)

Assets
Current assets:
Cash	$1,440	$45,814

Total Current Assets	1,440	45,814

Oil and gas properties (successful efforts method):	95,295	95,295

Total assets	$96,735	$141,109

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$14,360	$12,865
Advances from stockholders	56,663	42,632

Total current liabilities	71,023	55,497

Total liabilities	71,023	55,497

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value: 75,000,000 shares authorized;
13,430,000 shares issued and outstanding	13,430	13,430
Additional paid-in capital	171,040	171,040
Deficit accumulated during the development stage	(34,470)	(34,470)
Deficit accumulated during the exploration stage	(124,288)	(64,388)

Total stockholders' equity	25,712	85,612

Total liabilities and stockholders' equity	$96,735	$141,109

See accompanying notes to the consolidated financial statements.

Selga, Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
					For the Period from
					March 31, 2011
	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months	(Exploration Date)
	Ended	Ended	Ended	Ended	through
	September 30, 2012	September 30, 2012	September 30, 2011	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues earned during the exploration stage	$-	$-	$-	$-	$-
Cost of revenues earned during the exploration stage:
State license fees	28,800	28,800	24,000	24,000	52,800
Total cost of revenues earned during the development stage	28,800	28,800	24,000	24,000	52,800
Gross profit	(28,800)	(28,800)	(24,000)	(24,000)	(52,800)
Operating expenses:
General and administrative expenses	440	115	1,096	953	1,568
Professional fees	30,660	4,177	22,394	11,049	69,920
Total operating expenses	31,100	4,292	23,490	12,002	71,488
Loss before income taxes	(59,900)	(33,092)	(47,490)	(36,002)	(124,288)
Income tax provision	-	-	-	-	-
Loss from continuing operations	(59,900)	(33,092)	(47,490)	(36,002)	(124,288)
Discontinued operations
Loss from operations of discontinued operations, net of taxes	-	-	(4,686)	-
Loss from disposal of discontinued operations, net of taxes	-	-	(1,917)	-
Loss from discontinued operations	-	-	(6,603)	-	-
Net loss	$(59,900)	$(33,092)	$(54,093)	$(36,002)	(124,288)
Net loss per common share
- Basic and diluted:
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	-	-	(0.00)	-
Total net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted common shares outstanding
- Basic and diluted	13,430,000	13,430,000	12,430,000	12,430,000

See accompanying notes to the consolidated financial statements.

Selga, Inc. and Subsidiaries
(A Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period from March 31, 2011 (Exploration Date) through June 30, 2012
(Unaudited)
						Accumulated
						Other
	Common Stock, $0.001 Par Value			Deficit Accumulated	Deficit Accumulated	Comprehensive Income Foreign	Total
			Additional	during the	during the	Currency	Stockholders'
	Number of Shares	Amount	Paid-in Capital	Development Stage	Exploration Stage	Translation gain (loss)	Equity (Deficit)

Balance, December 31, 2010	12,430,000	$12,430	$21,870	$(27,867)	$-	$-	$6,433

Forgiveness of debt by former stockholders			170				170

Issuance of common shares for cash at $0.15 per share in December 2011	1,000,000	1,000	149,000				150,000

Comprehensive loss
Net loss				(6,603)	(64,388)		(70,991)
Other comprehensive income: Foreign currency translation gain						-	-

Total comprehensive loss							(70,991)

Balance, December 31, 2011	13,430,000	13,430	171,040	(34,470)	(64,388)	-	85,612

Comprehensive loss
Net loss				-	(59,900)		(59,900)
Other comprehensive income: Foreign currency translation gain						-	-

Total comprehensive loss							(59,900)

Balance, September 30, 2012	13,430,000	$13,430	$171,040	$(34,470)	$(124,288)	$-	$25,712

See accompanying notes to the consolidated financial statements.

Selga, Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
			For the Period from
			March 31, 2011
	For the Nine Months	For the Nine Months	(Exploration Date)
	Ended	Ended	through
	September 30, 2012	September 30, 2011	September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(59,900)	$(54,093)	$(124,288)
Adjustments to reconcile net loss to net cash used in operating activities
Loss from disposal of discontinued operations, net of taxes	-	1,917	-
Changes in operating assets and liabilities:
Inventories	-	6,695	-
Accrued expenses	1,495	(775)	14,360

Net cash used in operating activities	(58,405)	(46,256)	(109,928)

Cash flows from investing activities:
Cash paid in disposal of discontinued operations	-	(1,917)	-
Purchase of unproved oil and gas property acreage	-	-	(95,295)

Net cash used in investing activities	-	(1,917)	(95,295)

Cash flows from financing activities:
Amounts received from stockholders	14,031	47,490	56,663
Proceeds from sale of common stock	-	-	150,000

Net cash provided by financing activities	14,031	47,490	206,663

Net change in cash	(44,374)	(683)	1,440

Cash at beginning of period	45,814	683	-

Cash at end of period	$1,440	$-	$1,440

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

Non cash financing and investing activities:
Accrued expense for acquisition of oil and gas properties	$-	$95,295	$-
Forgiveness of advances from former stockholders to contributed capital

See accompanying notes to the consolidated financial statements.

Selga, Inc.

(An Exploration Stage Company)

September 30, 2012 and 2011

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

Pursuant to the SPA (i) WF purchased an aggregate of 10,000,000 shares of common stock of the Company (80.5% of the outstanding shares) from OP for a purchase price of $400,700; (ii) the Company disposed of its operating subsidiary by transferring its membership interest to OP;  (iii) WF and Jatinder S. Bhogal were elected directors of the Company; (iv) WF was elected President and CEO of the Company and Frank J. Hariton was elected secretary of the Company; and (v) OP resigned as an officer and director of the Company.   The Company entered into a six month consulting agreement with Selga Auto LLC, a company owned by OP to assist the Company in operating its business for a consulting fee of $300 per automobile sold which was terminated on July 11, 2011 with no automobile being sold. With the change in control, management undertook efforts to identify additional commercial opportunities for the Company, and determined to investigate and commercially pursue the business of acquiring, exploring and developing oil and gas properties.

Acquisition of Auxuillium Spółka Zograniczoną Odpowiedzialnością in Poland

On July 11, 2011 a share sale agreement was entered into by and between Selga Inc. and House Spółka z ograniczoną odpowiedzialnością.  Under the terms of the share sale agreement, Selga purchased all of the shares of Auxillium Spółka zograniczoną odpowiedzialnością (“Auxillium Poland”), a Polish corporation for 2,653 Zlotys (approximately $953). Upon consummation of the share sale agreement, Auxillium Spółka zograniczoną odpowiedzialnością was established as a wholly-owned subsidiary of Selga Inc., and tasked with investigating oil and gas opportunities in Poland.

Auxillium Poland is currently inactive.

Formation of Auxillium Alaska, Inc.

On August 18, 2011, the Company formed a new wholly-owned subsidiary, Auxillium Alaska Inc, registered and incorporated under the laws of the state of Alaska, to engage in oil and gas exploration activities in Alaska.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of the Company and its controlled entities as of September 30, 2012 and 2011 and for the interim period then ended.

The following table shows the subsidiaries of the Company, their jurisdiction or place of incorporation and the Company's attributable equity interest:

Entity	Jurisdiction or Place of Incorporation	Attributable Equity Interest

Auxillium Poland	Poland	100%

Auxillium Alaska	State of Alaska, U.S.A.	100%

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

Management will periodically review the recoverability of the capitalized oil and gas properties. Management takes into consideration various information including, but not limited to, historical production records taken from previous oil and gas operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants.  When it is determined that a project or property will be abandoned, or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

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

There were no potentially outstanding dilutive shares for the interim period ended September 30, 2012 or 2011.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the exploration stage at September 30, 2012, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence explorations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its strategies and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to commence explorations and generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its strategy and generate sufficient revenues..

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Oil and Gas Properties

Oil and Gas Properties in the State of Alaska

On August 29, 2011, through our wholly-owned subsidiary, Auxillium Alaska Inc., we entered into an agreement to acquire an oil and gas prospect in Alaska’s North Slope region from Union Energy (Alaska), LLC. Under the terms of the agreement, the Company agreed to pay $95,295 to Union Energy (Alaska), LLC and $24,000 to the State of Alaska Department of Natural Resources. Furthermore, pursuant to such agreement Union Energy (Alaska) LLC will deliver to Auxillium Alaska an 81.25% Net Revenue Interest in the Leases and retain a 6.25% overriding royalty interest on additional oil and gas leasehold acquired or purchased by Auxillium Alaska within the Prospect Area of Mutual Interest (“AMI”) with the remaining 12.5% as royalty interest to be paid to the State of Alaska.  Auxillium Alaska and Union will be subject to the AMI relating to the Properties.

On August 31, 2011, the Company paid $24,000 due to the State of Alaska and on December 28, 2011, the Company made the full payment of $95,295 owed to Union Energy (Alaska), LLC for the leases. With the balance of $95,295 paid to Union Energy (Alaska) LLC, there are no further payments or monies owed to Union Energy (Alaska) LLC and the Company has received assignment of the leases. Under the terms of the leases, there are oil and gas rental payments that the Company is required to pay to the State of Alaska Department of Natural Resources annually to maintain the leases.  The payments are due on September 1st of each year.

On August 31, 2012, Auxillium Alaska paid the $28,800 due to the State of Alaska under the two (2) leases.

Note 5 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders consisted of the following:

	September 30, 2012	December 31, 2011

Advances from stockholder and officer	$56,663	$42,632

	$56,663	$42,632

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

Three Month Period Ended September 30, 2012 Compared to the Three Month Period Ended September 30, 2011

Our net loss and net loss from continuing operations for the three month period ended September 30, 2012 was $(33,092) compared to a net loss from continuing operations, of $(36,002) during the three month period ended to September 30, 2011. The losses in both periods primarily reflect variations in the levels of general and administrative expenses which management predicts will continue to fluctuate during our exploratory stage. General and administrative expenses incurred during the three month periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

During the three month periods ended September 30, 2012 and September 30, 2011, we did not generate any revenue.   We hope that efforts in developing our properties will allow us to generate revenue in the future, though no guarantees can be made to that effect due to risks and uncertainties that are inherent to oil and gas exploration activities..

Nine Month Period Ended September 30, 2012 Compared to the Nine Month Period Ended September 30, 2011

Our net loss and net loss from continuing operations for the Nine month period ended September 30, 2012 was $(59,900) compared to a net loss from continuing operations, of $(47,490) during the Nine month period ended to September 30, 2011. The losses in both periods primarily reflect variations in the levels of general and administrative expenses which management predicts will continue to fluctuate during our exploratory stage. General and administrative expenses incurred during the three month periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting

During the nine month periods ended September 30, 2012 and September 30, 2011, we did not generate any revenue.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2012, we had cash of $1,440.  Current liabilities were $71,023 at September 30, 2012 was comprised of advances from shareholders and accrued expenses.

Stockholders’ equity decreased from $85,612 as at December 31, 2011 to $25,712 at September 30, 2012, reflecting our continuing losses.

We are reliant on loans from shareholders and private equity investments to fund current operations and are seeking to engage in a private placement of our equity.  There is no commitment to continue to make such loans and our future viability remains uncertain.  Assuming further advances from shareholders, we will have sufficient cash on hand to operate for the remainder of 2012.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013.  However, due to our small size and limited resources we could experience additional delays in implementation.

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

SELGA INC.
Dated: November 19, 2012	By: /s/ Warmond Fang
Warmond Fang, President and Chief Executive Officer and Chief Financial Officer