Form 10-K/A
period 2011-12-31
Selga Inc
filed 2013-01-16
CIK 1478132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-K A/1

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

1065 Dobbs Ferry Road

White Plains, New York 10607

(Address of principal executive offices)

(647) 456-4002

(Issuer’s telephone number)

 6021 Yonge Street – Suite 1011, Toronto, Canada M2M 3W2

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

Large accelerated filer [  ]                 Accelerated filer [  ]

Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 11, 2012:  $ 514,500.

The number of shares of the registrant’s common stock outstanding as of April 11, 2012:  13,430,000.

INDEX TO FORM 10-K ANNUAL REPORT

		Page
PART I		2

Item 1.	Business	2

Item 1A.	Risk Factors	7

Item 1A.	Unresolved Staff Comments	14

Item 2.	Properties	14

Item 3.	Legal Proceedings	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II		14

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14

Item 6.	Selected Financial Data	15

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 8.	Financial Statements and Supplementary Data	25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26

Item 9A(T).	Controls and Procedures	26

Item 9B.	Other Information	27

PART III		27

Item 10.	Directors, Executive Officers, and Corporate Governance	27

Item 11.	Executive Compensation	29

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	31

Item 13.	Certain Relationships and Related Transactions, and Director Independence	31

Item 14.	Principal Accounting Fees and Services	31

PART IV		332

Item 15.	Exhibits and Financial Statement Schedules	32

SIGNATURES		33

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

On August 29, 2011 through our wholly-owned subsdiary, Auxillium Alaska Inc., we entered into an agreement to acquire 100% right, title, and interest in certain oil and gas leases in Alaska’s North Slope region, owned by Union Energy (Alaska), LLC. Under the terms of the agreement, we agreed to pay $95,295 to Union Energy (Alaska), LLC and $24,000 to the State of Alaska Department of Natural Resources.  On August 31, 2011, the Company paid $24,000 due to the State of Alaska and on December 28, 2011, we paid the $95,295 owed to Union Energy (Alaska), LLC for the leases. With the balance of $95,295 paid to Union Energy (Alaska) LLC, there are no further payments or monies owed to Union Energy (Alaska) LLC. Under the terms of the leases, there are oil and gas rental payments that the Company is required to pay to the State of Alaska Department of Natural Resources annually to maintain the leases. The payments are for a total of $24,000 on an annual basis due on September 1st of each year.

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

On December 28, 2011 we concluded the acquisition of an oil and gas prospect in Alaska’s North Slope.  According to the US Energy Information Administration, Alaska’s North Slope contains 14 of the 100 largest oil fields in the United States, and 5 of the 100 largest natural gas fields. A U.S. Department of Energy report: “Alaska North Slope Oil and Gas A Promising Future or an Area in Decline?” published on April 2009 estimates the ultimate recoverable oil reserves on the North Slope to be 28 billion barrels, including reserves from existing fields as well as undiscovered resources. Natural gas estimates reach as high as 125 trillion cubic feet.

Our leases in the North Slope region cover 9,600 net acres and were originally issued to Union Energy (Alaska) LLC on September 1, 2008, with a term of 10 years and subject to a 12.5% royalty interest in favor of the State of Alaska. The Company believes, based upon currently available geological data and maps from the public domain that our lease prospect contains the East Kurupa gas field, discovered by Texaco in 1976. (State of Alaska Department of Oil and Gas: Petroleum Potential of the Eastern National Petroleum Reserve-Alaska. April, 1997.) At present the main thrust of exploration in the North Slope is focused in the Prudhoe Bay area leaving much of the North Slope foothills unexplored; accordingly, we believe our leases located in the North Slope foothills may offer potential opportunities for further investigation and exploration.

In order to evaluate the potential of our leases in the North Slope region, we will require further investigation and exploration.  We believe our Alaska leases are in areas , which are potentially promising for gas production as indicated by data from Texaco’s drilling efforts in 1976. The Company does not however, make any representations as to their future production, if any.  Furthermore, any gas recovered from our Alaska leases will not be salable unless or until a proposed North Slope gas pipeline is completed.

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

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

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

32.1

Certifications of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certifications of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this  amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELGA INC.

January 16, 2013	By:	/s/ Warmond Fang
Warmond Fang
Chief Executive Officer (Principal Executive, financial and accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Warmond Fang Warmond Fang	Chairman of the Board, Director and Chief Executive Officer	January 16, 2013

/s/ Jatinder S. Bhogal Jatinder S. Bhogal	Director	January 16, 2013