Form 10-Q/A
period 2012-09-30
Selga Inc
filed 2013-01-30
CIK 1478132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q / A-1

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

White Plains, New York, 10607

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

SELGA INC.
Dated: January 30, 2013	By: /s/ Warmond Fang
Warmond Fang, President and Chief Executive Officer and Chief Financial Officer