Form 10-K
period 2012-12-31
AUXILLIUM ENERGY INC.
filed 2013-04-01
CIK 1478132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No.: 333-165091

AUXILLIUM ENERGY INC.

(Exact name of registrant as specified in its charter)

Nevada	5500	27-1368734
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

1065 Dobbs Ferry Road

White Plains, New York 10607

(Address of principal executive offices)

(647) 456-4002

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.0001

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

Large accelerated filer [  ]                   Accelerated filer [  ]

Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 1, 2013:   $ 514,500.

The number of shares of the registrant’s common stock outstanding as of April 1, 2013:  134,300,000.

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

PART I

References to “us”, “we” and “our” in this report refer to Auxillium Energy Inc. (formerly Selga Inc.), together with our wholly-owned  subsidiaries.

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

As used in this annual report, the terms "we", "us", "our", "the Company", and "Auxillium Energy" mean Auxillium Energy Inc. (formerly Selga Inc.) and our wholly owned subsidiaries, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

Auxillium Energy Inc. (formerly “Selga Inc.”) (the "Company”) was incorporated under the laws of the State of Nevada, U.S. on November 9, 2009.  Our registration statement was filed with the Securities and Exchange Commission on February 26, 2010 and was declared effective on May 13, 2010.

PRIOR BUSINESS OPERATIONS

Auxillium Energy Inc., formerly “Selga Inc.” started operations in the business of selling new and used automobiles on November 9, 2009. The Company purchased cars at auctions and from private parties and resold them. On January 9, 2010, we entered into a consulting agreement with Selga Auto LLC, a private company that is a separate entity from the Company and is registered in the state of Georgia and operated by our former director and CEO, Olegs Petusko. Under the terms of the consulting agreement, Selga Auto LLC, agreed to act as our buying agent at two car auctions for a fee of $300 per each automobile purchased with Selga Auto LLC’s assistance.  On April 27, 2010, our consulting agreement with Selga Auto LLC was amended to ensure that our commercial interests would be afforded appropriate protections in the event of competing auction bids between us and Selga Auto LLC. The Company in total purchased 6 cars and sold 4 of them. For the fiscal year ended December 31, 2010, the Company generated $26,185 revenue while cost of goods sold was $24,650 and gross margin was $1,535.

CURRENT BUSINESS OPERATIONS

On March 31, 2011 a share sale agreement was executed between our former director, President, and majority shareholder Olegs Petusko and current director, President and CEO, and majority shareholder, Warmond Fang, whereby there was an effective change of control of Auxillium Energy Inc. (formerly Selga Inc.) to Mr. Fang. Upon change of control, Jatinder S. Bhogal was elected a director and Frank J. Hariton was elected secretary. The Company’s new management continued ongoing business, and entered into a consulting agreement with Selga Auto LLC on March 31, 2011 whereby Selga Auto LLC acted as our consultant in the automobile business for a term of 6 months.  No vehicle purchases or sales were successfully transacted.

Management undertook efforts to identify additional commercial opportunities for the Company, and determined to investigate and commercially pursue the business of acquiring, exploring and developing oil and gas properties.

On July 11, 2011 a share sale agreement was entered into by and between the Company and House Spółka z ograniczoną odpowiedzialnością.  Under the terms of the share sale agreement, we purchased all of the shares of Auxillium Spółka zograniczoną odpowiedzialnością, a Polish corporation for 2,653 Zlotys (approximately $953). Upon consummation of the share sale agreement, Auxillium Spółka zograniczoną odpowiedzialnością was established as a wholly-owned subsidiary of Auxillium Energy  Inc., and tasked with investigating oil and gas opportunities in Poland. According to an April 5, 2011 report by the US Energy Information Administration (World Shale Gas Resources: An Initial Assessment of 14 Regions Outside the United States.), Poland may have an estimated 5.3 trillion cubic meters of shale gas reserves, the largest such reserves in Europe.

In addition to Poland, Management investigated domestic oil and gas opportunities in the United States, identifying Alaska as a promising jurisdiction.  According to the Research Development Council for Alaska, Alaska’s oil and gas production accounts for 13.2% of all US production. Furthermore in a 2009 analysis of Alaska, the US Energy Information Administration indicated that the Alaska North Slope contains 14 of the 100 largest oil fields in the United States, and 5 of the 100 largest natural gas fields. In a 2012 USGS report on Alaska, the USGS’ mean estimate of shale gas reserves for Alaska was 42 trillion cubic feet.

On August 18, 2011, we formed a new wholly owned subsidiary, Auxillium Alaska Inc, registered and incorporated under the laws of the state of Alaska, to engage in oil and gas exploration activities in Alaska.  On August 29, 2011, we discontinued our efforts in the automobile sales business.

On August 29, 2011 through our wholly-owned subsidiary, Auxillium Alaska Inc., we entered into an agreement to acquire 100% right, title, and interest in certain oil and gas leases in Alaska’s North Slope region, owned by Union Energy (Alaska), LLC. Under the terms of the agreement, we agreed to pay $95,295 to Union Energy (Alaska), LLC and $24,000 to the State of Alaska Department of Natural Resources.  On August 31, 2011, the Company paid $24,000 due to the State of Alaska and on December 28, 2011, we paid the $95,295 owed to Union Energy (Alaska), LLC for the leases. With the balance of $95,295 paid to Union Energy (Alaska) LLC, there are no further payments or monies owed to Union Energy (Alaska) LLC. Under the terms of the leases, there are oil and gas rental payments that the Company is required to pay to the State of Alaska Department of Natural Resources annually to maintain the leases. The payments are for a total of $28,800 on an annual basis due on September 1st of each year. The payment was made in 2012 and was funded by an advance from our principal shareholder.

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

Our Auxillium North Slope Leases

Our Company currently has oil and gas lease holdings on the North Slope Foothills of Alaska.

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

In order to evaluate the potential of our leases in the North Slope region, we will require further investigation and exploration.  We believe our Alaska leases are in areas, which are potentially promising for gas production as indicated by data from Texaco’s drilling efforts in 1976. The Company does not however, make any representations as to their future production, if any.  Furthermore, any gas recovered from our Alaska leases will not be salable unless or until a proposed North Slope gas pipeline is completed.

The Certificate of Change to the Certificate of Incorporation

On December 21, 2012, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada. The Certificate of Change effectuated a ten for one (10:1) forward stock split (the “Stock Split”) and certain other changes as set forth herein. As a result of the filing of the Certificate of Change, (i) each of the 13,430,000 issued and outstanding shares of the Company’s common stock, par value $0.001, was changed to the ten (10) shares of common stock, par value $0.0001 per share; (ii) the number of outstanding shares of common stock was increased from 13,430,000 to 134,300,000 shares; (iii) the par value of the Registrant’s common stock was changed from $0.001 per share to $0.0001 per share; and (iv) the number of shares of common stock that the Company is authorized to issue was increased from 75,000,000 shares to 750,000,000 shares.

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

Articles of Amendment to Articles of Incorporation

On February 6, 2013, the Company filed Articles of Amendment to the Articles of Incorporation, and changed its name from Selga Inc. to Auxillium Energy Inc. (“Auxillium Energy” or the “Company”).

Competition

We operate in a highly competitive industry, competing with major oil and gas companies, independent producers and institutional and individual investors, which are actively seeking oil and gas properties throughout the world together with the equipment, labor and materials required to operate properties. Most of our competitors have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to acquire good acreage positions and drill wells to explore for oil and gas, then, if warranted, drill production wells and install production equipment. Competition for the acquisition of oil and gas acreage is intense. Therefore, we may not be successful in acquiring and developing profitable properties in the face of this competition. No assurance can be given that sufficient oil and gas acreage will be available for acquisition and development.

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

Oil and Gas Regulation

The governmental laws and regulations which could have a material impact on our Company are as follows:

Drilling and Production

These types of regulations include permit requirements for the drilling of wells, drilling bonds and reports concerning operations. Most states regulate one or more of the following: (i) the location of wells; (ii) the method of drilling and casing wells; (iii) the rates of production or "allowables"; (iv) the surface use and restoration of properties upon which wells are drilled; (v) the plugging and abandoning of wells; and (vi) notice to surface owners and other third parties.

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

Environmental Regulations

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

Internet Website

As of March 27, 2013 we now operate a website at the following address: http://www.auxilliumenergy.com

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

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on us.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Oil and gas operations are also subject to federal, state, and local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.  Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, state, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages, which we may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend material amounts on compliance with environmental regulations.  However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Oil and gas exploration and development activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

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

As of December 31, 2012, we have cash on hand of approximately $97 representing the remaining proceeds of our two financing transactions.  Exploration (and if successful, development) of the Alaska prospects is unlikely to commence in the short term and it is impossible to forecast costs associated with doing so at this time.  Nevertheless, we will require substantial additional financing to cover such costs.  Furthermore, we will require additional financing to sustain our business operations if we are not successful in earning revenues.

We do not currently have any arrangements for financing and may not be able to find such financing. Our ability to obtain additional financing will be subject to a number of factors, including but not limited to the market price for oil and gas, the success of our initial test wells and general market conditions. These factors will make the timing, amount, terms or conditions of financing uncertain and additional financing may be unavailable to us.  We have relied upon interest free advances from our principal shareholder and CEO, Warmond Fang, which totaled $67,098 as of December 31, 2012.  Mr. Fang is under no legally binding obligation to make such advances. If we do not obtain additional financing, our business will fail.

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

Our common stock is DTC eligible and quoted for trading on the OTCQB but currently only a minimum liquid market for our common stock exists. There is no certainty that a liquid market will develop and if a liquid market is not developed for our shares, it will be difficult for shareholders to sell their stock.

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

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

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

Limitations upon Broker-Dealers Effecting Transactions in "Penny Stocks"

Trading in our common stock is subject to material limitations as a consequence of regulations, which limits the activities of broker-dealers effecting transactions in "penny stocks."  Pursuant to Rule 3a51-1 under the Exchange Act, our common stock is a "penny stock" because it (i) is not listed on any national securities exchange or The NASDAQ Stock Market™, (ii) has a market price of less than $5.00 per share, and (iii) its issuer (the Company) has net tangible assets less than $2,000,000 (if the issuer has been in business for at least three (3) years) or $5,000,000 (if the issuer has been in business for less than three (3) years).

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

There can be no assurance that any broker-dealer, which initiates quotations for the Common Stock will continue to do so, and the loss of any such broker-dealer likely would have a material adverse effect on the market price of our common stock.

No Active or Regular Market

Although our common stock has been included in the OTCQB, there have been no reported trades or quotations in our stock in the last two calendar years. Companies quoted for trading on the OTCQB must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB. If our common stock is quoted on the OTCQB, and we fail to remain current on our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to regain our quotation privileges on the OTCQB, which may have an adverse material effect on our business.

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

The sales of shares of our common stock, which are not registered under the Securities Act, known as “restricted” shares, typically are affected under Rule 144.  As of December 31, 2012 we had outstanding an aggregate of 134,300,000 shares of restricted common stock.  All of our shares of common stock, except those issued in the last six months, might be sold under Rule 144. No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

No Dividends

We have never paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

We utilize space within the residence of our corporate secretary as offices at no cost to us.  We have described our oil and gas leases above.

ITEM 3. LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceedings been threatened against us, or any of our officers, directors or control persons of which we are aware.

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET for REGISTRANT’S COMMON EQUITY and ISSURER PURCHASES of EQUITY SECURITIES.

Market Information

Our common stock has been included in the OTCBB under the symbol “SLGA” commencing August 27, 2010 and was moved to the OTCQB on July 23, 2012 under SEC rule 15c2-11. It should be made clear to investors that the Company still fulfills its regular reporting requirements to the SEC to maintain its listing in the OTCQB and that reporting requirements to the SEC on the OTCQB are the same as they would be under the OTCBB. As a result of a corporate name change, the company also applied for a new ticker symbol with FINRA and began trading under the symbol AXLM since February 23, 2013.  We are not aware of any trades or quotations during the two calendar years ending December 31, 2012.  There have been sporadic trades reported since that date at prices reported from $0.02 to $0.22.

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

Holders

As of December 31, 2012, we had 35 shareholders of record and 134,300,000 common shares issued and outstanding (as adjusted for a ten for one forward stock split affected in February 2013).  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name by DTC.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

During the fourth quarter of 2011, we raised $150,000 through the sale of units in a private placement. The units were comprised of an aggregate of 10,000,000 shares.

Note: All shares and per share amounts in the above have been adjusted to give retroactive effect to the ten for one (10:1) forward stock Split initiated on December 21, 2012.

ITEM 6. SELECTED FINANCIAL DATA.

Because the Company is a smaller reporting company, it does not need to provide the information required by this Item 6.

ITEM 7. MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.

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

Background

Prior to August 2011, the Company’s business model provided automobile resale service in Eastern European countries.  In mid 2011, new management considered oil and gas exploration and development to be a more promising operation for our shareholders and has pursued the Company’s new business accordingly.

Plan of Operation and Liquidity

Our plan of operation for 2013 is to continue paying our oil and gas lease costs in Alaska and to look for other properties to acquire. We anticipate the cost of maintaining our existing properties will be approximately $30,000 to $50,000, however, this figure could be reduced, possibly substantially, by third-party working interest participation.

During 2013 we also anticipate spending $45,000 on administrative expenses, including fees payable in connection with our compliance reporting obligations as a public company, such as legal, accounting and audit fees.

Total expenditures in 2013 therefore could be at least $80,000.  We have almost no cash on hand to cover these expenses, and we will require additional funding.  We anticipate that additional funding will be provided in the form of equity financing from the sale of our common stock, or loans. We cannot provide investors with any assurance that additional funds will be raised.  Currently, we do not have any arrangements in place for future equity financings.

We had cash and cash equivalents of $97 as of December 31, 2012.

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

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2012 and 2011, and the reports thereon of Li & Company are included here:

Auxillium Energy Inc.

(Formerly Selga, Inc.)

(An Exploration Stage Company)

December 31, 2012 and 2011

Index to the Consolidated Financial Statements

Contents                                                                                                                                                                                                           Page(s)

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets at December 31, 2012 and 2011

F-3

Consolidated Statements of Operations for the Year Ended December 31, 2012 and 2011 and for the Period from August 29, 2011 (Exploration Date) through December 31, 2012   F-4

Consolidated Statement of Stockholders’ Equity for Year Ended December 31, 2012 and 2011

F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2012 and 2011 and for the Period from August 29, 2011 (Exploration Date) through December 31, 2012  F-6

Notes to the Consolidated Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Auxillium Energy Inc.

(Formerly Selga Inc.)

(An exploration stage company)

White Plains, New York

United States

We have audited the accompanying consolidated balance sheets of Auxillium Energy Inc. (formerly Selga Inc.), an exploration stage company, (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from August 29, 2011 (exploration date) through December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period from August 29, 2011 (exploration date) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the exploration stage at December 31, 2012 and had a net loss and net cash used in operating activities for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

April 1, 2013

Auxillium Energy Inc.
(Formerly Selga, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

Assets
Current assets:
Cash	$97	$45,814

Total Current Assets	97	45,814

Oil and gas properties (successful efforts method):	95,295	95,295

Total assets	$95,392	$141,109

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses	$24,648	$12,865
Advances from stockholders	67,098	42,632

Total current liabilities	91,746	55,497

Total liabilities	91,746	55,497

Stockholders' equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.0001 par value: 750,000,000 shares authorized;
134,300,000 shares issued and outstanding	13,430	13,430
Additional paid-in capital	171,040	171,040
Accumulated deficit	(34,470)	(34,470)
Deficit accumulated during the exploration stage	(146,354)	(64,388)

Total stockholders' equity	3,646	85,612

Total liabilities and stockholders' equity	$95,392	$141,109

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.
(Formerly Selga, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
			For the Period from
			August 29, 2011
	For the Year	For the Year	(Exploration Date)
	Ended	Ended	through
	December 31, 2012	December 31, 2011	December 31, 2012

Revenues earned during the exploration stage	$-	$-	$-

Cost of revenues earned during the exploration stage:
State license fees	28,800	24,000	52,800

Total cost of revenues earned during the development stage	28,800	24,000	52,800

Gross margin	(28,800)	(24,000)	(52,800)

Operating expenses:
General and administrative expenses	954	1,128	2,082
Professional fees	52,212	39,260	91,472

Total operating expenses	53,166	40,388	93,554

Loss before income tax provision	(81,966)	(64,388)	(146,354)

Income tax provision	-	-	-

Loss from continuing operations	(81,966)	(64,388)	(146,354)

Discontinued operations
Loss from operations of discontinued operations, net of taxes	-	(4,686)
Loss from disposal of discontinued operations, net of taxes	-	(1,917)

Loss from discontinued operations	-	(6,603)	-

Net loss	$(81,966)	$(70,991)	$(146,354)

Net loss per common share
- Basic and diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	-	(0.00)

Total net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	134,300,000	124,711,000

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.
(Formerly Selga, Inc.)
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2011 and 2012

	Common Stock, $0.001 Par Value				Deficit
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated during the Exploration Stage	Total Stockholders' Equity

Balance, December 31, 2010	124,300,000	$12,430	$21,870	$(27,867)	$-	$6,433

Forgiveness of debt by former stockholders			170			170

Issuance of common shares for cash at $0.15 per share in December 2011	10,000,000	1,000	149,000			150,000

Net loss				(6,603)	(64,388)	(70,991)

Balance, December 31, 2011	134,300,000	13,430	171,040	(34,470)	(64,388)	85,612

Net loss					(81,966)	(81,966)

Balance, December 31, 2012	134,300,000	$13,430	$171,040	$(34,470)	$(146,354)	$3,646

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.
(Formerly Selga, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
			For the Period from
			August 29, 2011
	For the Year	For the Year	(Exploration Date)
	Ended	Ended	through
	December 31, 2012	December 31, 2011	December 31, 2012

Cash flows from operating activities:
Net loss	$(81,966)	$(70,991)	$(146,354)
Adjustments to reconcile net loss to net cash used in operating activities
Loss from disposal of discontinued operations, net of taxes	-	1,917	-
Changes in operating assets and liabilities:
Inventories	-	6,695	-
Accrued expenses	11,783	12,090	24,648

Net cash used in operating activities	(70,183)	(50,289)	(121,706)

Cash flows from investing activities:
Cash paid in disposal of discontinued operations	-	(1,917)	-
Purchase of unproved oil and gas property acreage	-	(95,295)	(95,295)

Net cash used in investing activities	-	(97,212)	(95,295)

Cash flows from financing activities:
Advances received from stockholders	24,466	42,632	67,098
Proceeds from sale of common stock	-	150,000	150,000

Net cash provided by financing activities	24,466	192,632	217,098

Net change in cash	(45,717)	45,131	97

Cash at beginning of period	45,814	683	-

Cash at end of period	$97	$45,814	$97

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

Non cash financing and investing activities:
Forgiveness of advances from former stockholders to contributed capital	$-	$170	$-

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

(Formerly Selga, Inc.)

(An Exploration Stage Company)

December 31, 2012 and 2011

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Auxillium Energy  Inc.  (formerly Selga Inc.)

”Auxillium Energy Inc.” (formerly Selga Inc.) was incorporated under the laws of the State of Nevada on November 9, 2009.

Selga intended to export new and used cars from the United States to South America, Europe and Africa upon formation through August 29, 2011 (the date of discontinuance of auto export business).

Change in Control and Scope of Business

On March 31, 2011, a Stock Purchase Agreement (the “SPA”) by and among the Company’s then sole officer and director Olegs Petusko (“OP”), the Company and Warmond Fang (“WF”) was executed and a closing was held under the SPA.

Pursuant to the SPA (i) WF purchased an aggregate of 10,000,000 shares of common stock of the Company (80.5% of the outstanding shares) from OP for a purchase price of $400,700; (ii) the Company disposed of its operating subsidiary by transferring its membership interest to OP;  (iii) WF and Jatinder S. Bhogal were elected directors of the Company; (iv) WF was elected President and CEO of the Company and Frank J. Hariton was elected secretary of the Company; and (v) OP resigned as an officer and director of the Company.   The Company entered into a six-month consulting agreement with Selga Auto LLC, a company owned by OP to assist the Company in operating its business for a consulting fee of $300 per automobile sold which was terminated on July 11, 2011 with no automobiles being sold. With the change in control, management undertook efforts to identify additional commercial opportunities for the Company, and determined to investigate and commercially pursue the business of acquiring, exploring and developing oil and gas properties.

Acquisition of Auxuillium Spółka Zograniczoną Odpowiedzialnością in Poland

On July 11, 2011 a share sale agreement was entered into by and between the Company and House Spółka z ograniczoną odpowiedzialnością.  Under the terms of the share sale agreement, Selga purchased all of the shares of Auxillium Spółka zograniczoną odpowiedzialnością (“Auxillium Poland”), a Polish corporation for 2,653 Zlotys (approximately $953). Upon consummation of the share sale agreement, Auxillium Spółka zograniczoną odpowiedzialnością was established as a wholly-owned subsidiary of the Company, and tasked with investigating oil and gas opportunities in Poland.

Auxillium Poland is currently inactive.

Formation of Auxillium Alaska, Inc.

On August 18, 2011, the Company formed a new wholly-owned subsidiary, Auxillium Alaska Inc., registered and incorporated under the laws of the state of Alaska, to engage in oil and gas exploration activities in Alaska. Prior to August 29, 2011 (the date of acquisition of oil and gas properties), Auxillium Alaska Inc. is inactive.

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

The Certificate of Change to the Certificate of Incorporation

On December 21, 2012, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada. The Certificate of Change effectuated a ten for one (10:1) forward stock split (the “Stock Split”) and certain other changes as set forth herein. As a result of the filing of the Certificate of Change, (i) each of the 13,430,000 issued and outstanding shares of the Company’s common stock, par value $0.001, was changed to the ten (10) shares of common stock, par value $0.0001 per share; (ii) the number of outstanding shares of common stock was increased from 13,430,000 to 134,300,000 shares; (iii) the par value of the Registrant’s common stock was changed from $0.001 per share to $0.0001 per share; and (iv) the number of shares of common stock that the Company is authorized to issue was increased from 75,000,000 shares to 750,000,000 shares.

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

Articles of Amendment to Articles of Incorporation

On February 6, 2013, the “Company” filed Articles of Amendment to the Articles of Incorporation, and changed its name from Selga Inc. to Auxillium Energy Inc. (“Auxillium Energy” or the “Company”).

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Auxillium Poland	Republic of Poland	July 11, 2011	100%

Auxillium Alaska	The State of Alaska, U.S.A.	August 18, 2011	100%

The consolidated financial statements include all accounts of the Company as of December 31, 2012 and 2011 and for the years ended, all accounts of Auxillium Poland as of December 31, 2012 and 2011, for the year ended December 31, 2012 and for the period from July 11, 2011 (inception) through December 31, 2011, and all accounts of Auxillium Alaska as of December 31, 2012 and 2011, for the year ended December 31, 2012 and for the period from August 18, 2011 (inception) through December 31, 2011.

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

Management will periodically review the recoverability of the capitalized oil and gas properties. Management takes into consideration various information including, but not limited to, historical production records taken from previous oil and gas operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants.  When it is determined that a project or property will be abandoned, or its carrying value will be impaired, a provision is made for any expected loss on the project or property.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2012 or 2011.

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

There were no potentially outstanding dilutive shares for the year ended December 31, 2012 or 2011.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the exploration stage at December 31, 2012, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Oil and Gas Properties

Oil and Gas Properties in the State of Alaska

On August 29, 2011 Auxillium Alaska Inc. entered into an agreement to acquire an oil and gas prospect in Alaska’s North Slope region from Union Energy (Alaska), LLC (the “Leases”). Under the terms of the agreement, the Company agreed to pay $95,295 to Union Energy (Alaska), LLC and $24,000 to the State of Alaska Department of Natural Resources. Furthermore, pursuant to such agreement Union Energy (Alaska) LLC will deliver to Auxillium Alaska an 81.25% Net Revenue Interest in the Leases and retain a 6.25% overriding royalty interest on additional oil and gas leasehold acquired or purchased by Auxillium Alaska within the Prospect Area of Mutual Interest (“AMI”) with the remaining 12.5% as royalty interest to be paid to the State of Alaska.  Auxillium Alaska and Union will be subject to the AMI relating to the Properties.

On August 31, 2011 the Company paid $24,000 due to the State of Alaska and on December 28, 2011 the Company made the full payment of $95,295 owed to Union Energy (Alaska), LLC for the Leases pursuant to the agreement. With the balance of $95,295 paid to Union Energy (Alaska) LLC, there are no further payments or monies owed to Union Energy (Alaska) LLC and the Company has received assignment of the leases. Under the terms of the leases, there are oil and gas rental payments that the Company is required to pay to the State of Alaska Department of Natural Resources annually to maintain the leases.  The payments are due on September 1st of each year.

On August 31, 2012 Auxillium Alaska paid the $28,800 due to the State of Alaska under the two (2) leases.

Note 5 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. We have relied upon interest free advances from our principal shareholder and CEO, Warmond Fang, which totaled $67,098 as of December 31, 2012.

Free Office Space from its Corporate Secretary

We utilize space within the residence of our corporate secretary as offices at no cost to us. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 6 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares, par value $.001 per share.

The Certificate of Change to the Certificate of Incorporation

On December 21, 2012, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada. The Certificate of Change effectuated a ten for one (10:1) forward stock split (the “Stock Split”) and certain other changes as set forth herein. As a result of the filing of the Certificate of Change, (i) each of the 13,430,000 issued and outstanding shares of the Company’s common stock, par value $0.001, was changed to the ten (10) shares of common stock, par value $0.0001 per share; (ii) the number of outstanding shares of common stock was increased from 13,430,000 to 134,300,000 shares; (iii) the par value of the Registrant’s common stock was changed from $0.001 per share to $0.0001 per share; and (iv) the number of shares of common stock that the Company is authorized to issue was increased from 75,000,000 shares to 750,000,000 shares.

Common Stock

On December 24, 2009, the Company issued 100,000,000 shares of common stock at $0.0001 per share for total cash proceeds of $10,000.

In May and June 2010, the Company issued 16,900,000 shares of common stock at $0.001 per share for total cash proceeds of $16,900.  In July and August 2010, the Company issues 7,400,000 shares of common stock at $0.001 per share for total cash proceeds of $7,400.

In December 2011, the Company issued 10,000,000 shares of its common stock at $0.015 per share to two (2) investors for total cash proceeds of $150,000.

Note: All shares and per share amounts in the above have been adjusted to give retroactive effect to the ten for one (10:1) forward stock Split initiated on December 21, 2012.

Additional Paid-in Capital

On April 1, 2011, as part of the change in control the former sole stockholder and officer agreed to forgive debt outstanding to him totaling $170 which has been recorded as contributed capital.

Note 7 – Income Tax Provision

Deferred Tax Assets

At December 31, 2012, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $180,824 that may be used to offset future taxable income through the fiscal year ending December 31, 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $61,480 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $27,873 and $24,132 for the year ended December 31, 2012 and 2011, respectively.

Components of deferred tax assets as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$61,480	$33,607

Less valuation allowance	(61,480)	(33,607)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

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

ITEM 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE.

Changes in Company's Certifying Accountant.

(1)

Previous Independent Registered Public Accounting Firm

(i)

On July 25, 2011, Selga, Inc. (the “Company”) dismissed its independent registered public accounting firm, Chang G. Park, CPA (“Park”).

(ii)

The reports of Park on the financial statements of the Company as of December 31, 2010 and 2009, for the year ended December 31, 2010, for the period from November 7, 2009 (inception) through December 31, 2009 and for the period from November 7, 2009 (inception) through December 31, 2010 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than an explanatory paragraph as to a going concern.

(iii)

The decision to change independent registered public accounting firm was approved by the Board of Directors of the Company.

(iv)

During the Company’s two most recent years ended December 31, 2010 and 2009 and any subsequent interim periods through July 25, 2011, (a) there were no disagreements with Park on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Park, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

(v)

On July 28, 2011 the Company provided Park with a copy of this Current Report and has requested that it furnish the Company with a letter addressed to the Securities & Exchange Commission stating whether it agrees with the above statements.  A copy of such letter is attached as Exhibit 16.1 to this Current Report on Form 8-K.

(2)

New Independent Registered Public Accounting Firm

On July 25, 2011, concurrent with the dismissal of Park, the Company, upon the Audit Committee’s approval, engaged Li and Company, PC (“LICO”) as its new independent registered public accounting firm to audit and review the Company’s financial statements effective immediately.  During the two most recent years ended December 31, 2010 and 2009, and any subsequent period through the date hereof prior to the engagement of LICO, neither the Company, nor someone on its behalf, has consulted LICO regarding:

(i)

either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that the new accountant concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii)

any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Warmond Fang, our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, Mr. Fang concluded that as of December 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2012.

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

We anticipate that these initiatives may be at least partially, if not fully, implemented by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2013.

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of December 31, 2012 are:

Name

Age

Titles

Warmond Fang

31

CEO, President and a Director

Jatinder S. Bhogal

46

Director

Frank J. Hariton

64

Secretary

Warmond Fang.  Mr. Fang holds a Bachelors degree (Honors) in Political Science from York University and a Masters Degree (Honors with Distinction) in International Relations from the University of Hong Kong. Mr. Fang has also undertaken advanced academic studies in Chinese foreign policy, political economy and business law at Peking University. Since 2001 Mr. Fang has been president and CEO of Armega International Group, which operates in the hospitality industry. In 2005, Mr. Fang served as Business Development Consultant for Yunnan Daphne Pharmaceuticals where he managed overseas product marketing and development. From 2007 to 2008, Mr. Fang served as President and CEO of Dongguan Armega Education Consulting, providing translation/interpreting services, language training, and education consulting services to government, as well as domestic and foreign private enterprises operating in China.

Jatinder S. Bhogal.  Since December 1993, Mr. Bhogal has worked as an independent business consultant to emerging growth companies. For nearly 20 years, Mr. Bhogal has provided early business development guidance and consulting to companies developing healthcare services, medical devices, pharmaceuticals and vaccines, solar-photovoltaics, biofuels, information technology solutions, strategic minerals, and conventional oil and gas.  Mr. Bhogal is also a Director of New Energy Technologies, Inc., and is Principal and Founder of Vector Asset Management, Inc.

Frank J. Hariton.  Mr. Hariton is an attorney in private practice in New York State.  Mr. Hariton has been secretary or assistant secretary of various public companies.  Mr. Hariton received his BA (1971) and JD (1974) from Case Western Reserve University.

Neither Mr. Fang nor Mr. Hariton has an employment agreement with the Registrant.

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

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

Executive Compensation

The following table sets forth all compensation earned during the year ended December 31, 2012 and 2011 of our two executive officers. We refer to all of these officers collectively as our “named executive officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	All other Compensation ($)	Total ($)
Warmond Fang- CEO	12/31/11 12/31/12	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Frank Hariton*- Secretary	12/31/11 12/31/12	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

* Mr. Hariton is paid a retainer of $1,500 a month for legal services, but is not compensated for serving as secretary.  This retainer has been paid through March 2012.

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

ITEM 12. SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2012, the stock ownership of (i) each of our named executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Percentage of Class

Warmond Fang 1065 Dobbs Ferry Road White Plains, NY 10607	100,000,000 shares - Direct	74.6%

Jatinder S. Bhogal 1065 Dobbs Ferry Road White Plains, NY 10607	5,000,000 shares - Direct	3.7%

Frank J. Hariton 1065 Dobbs Ferry Road White Plains, NY 10607	-	- %

All officers and directors as a group (3 persons)	105,000,000 shares	78.3%

*All share numbers are adjusted for a ten for one forward stock split affected in December 2012.

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13. CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

There were no related party transactions during the year ended December 31, 2012.

Director Independence

We believe that the following director of our company is considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards:  Jatinder S. Bhogal.

ITEM 14. PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements in the Company’s Form 10-K and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $17,500 to Li and Company, PC, our current independent registered public accounting firm during the year ended December 31, 2012 and $10,000 to Li and Company, PC, our current independent registered public accounting firm and $5,500 to Chang Park, our previous independent registered public accounting firm during fiscal year ended December 31, 2011, respectively.

Tax Compliance Services

The Company did not pay Li and Company, PC for tax compliance services during the year ended December 31, 2012.  The Company paid $800 to Chang G. Park, CPA for tax compliance services during the year ended December 31, 2011.

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

3.3

Certificate of Amendment to our Certificate of Incorporation filed February 6, 2013.  Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 14, 2013.

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

AUXILLIUM ENERGY INC.

April 1, 2013	By:	/s/ Warmond Fang
Warmond Fang
Chief Executive Officer (Principal Executive, financial and accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Warmond Fang Warmond Fang	Chairman of the Board, Director and Chief Executive Officer	April 1, 2013

/s/ Jatinder S. Bhogal Jatinder S. Bhogal	Director	April 1, 2013