Form 10-Q
period 2013-03-31
AUXILLIUM ENERGY INC.
filed 2013-05-13
CIK 1478132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

White Plains, NY 10607

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 13, 2013
Common Stock, $0.0001	134,300,000

AUXILLIUM ENERGY INC.

Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Auxillium Energy Inc.

(An Exploration Stage Company)

March 31, 2013 and 2012

Index to the Consolidated Financial Statements

Contents

Page(s)

Consolidated Balance Sheets at March  31, 2013 (Unaudited) and December 31, 2012

F-2

Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 and

for the Period from August 29, 2011 (Exploration Date) through March 31, 2013 (Unaudited)

F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period Ended March 31, 2013 (Unaudited)

F-4

Consolidated Statements of Cash Flows for the Interim Period Ended March 31, 2013 and 2012

and for the Period from August 29, 2011 (Exploration Date) through March 31, 2013 (Unaudited)

F-5

Notes to the Consolidated Financial Statements (Unaudited)

F-6

Auxillium Energy Inc.

(An Exploration Stage Company)
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)

Assets
Current assets:
Cash	$1,333	$97

Total Current Assets	1,333	97

Oil and gas properties (successful efforts method):	95,295	95,295

Total assets	$96,628	$95,392

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accrued expenses	$31,237	$24,648
Advances from stockholders	75,269	67,098

Total current liabilities	106,506	91,746

Total liabilities	106,506	91,746

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, $0.0001 par value: 750,000,000 shares
authorized; 134,300,000 shares issued and outstanding	13,430	13,430
Additional paid-in capital	171,040	171,040
Accumulated deficit	(34,470)	(34,470)
Deficit accumulated during the exploration stage	(159,878)	(146,354)

Total stockholders' equity (deficit)	(9,878)	3,646

Total liabilities and stockholders' equity (deficit)	$96,628	$95,392

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

(An Exploration Stage Company)
Consolidated Statements of Operations

			For the Period from
			August 29, 2011
	For the Three months	For the Three Months	(Exploration Date)
	Ended	Ended	through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the exploration stage	$-	$-	$-

Cost of revenues during the exploration stage:
State license fees	-	-	52,800

Gross margin	-	-	(52,800)

Operating expenses:
General and administrative expenses	235	300	2,317
Professional fees	13,289	5,800	104,761

Total operating expenses	13,524	6,100	107,078

Loss before income tax provision	(13,524)	(6,100)	(159,878)

Income tax provision	-	-	-

Net loss	$(13,524)	$(6,100)	$(159,878)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	134,300,000	134,300,000

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period Ended March 31, 2013
(Unaudited)

	Common Stock, Par Value $0.001				Deficit Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	during the Exploration Stage	Total Stockholders' Equity (Deficit)

Balance, December 31, 2010	124,300,000	$12,430	$21,870	$(27,867)	$-	$6,433

Forgiveness of debt by former stockholders			170			170

Issuance of common shares for cash at $0.15 per share in December 2011	10,000,000	1,000	149,000			150,000

Net loss				(6,603)	(64,388)	(70,991)

Balance, December 31, 2011	134,300,000	13,430	171,040	(34,470)	(64,388)	85,612

Net loss					(81,966)	(81,966)

Balance, December 31, 2012	134,300,000	13,430	171,040	(34,470)	(146,354)	3,646

Net loss					(13,524)	(13,524)

Balance, March 31, 2013	134,300,000	$13,430	$171,040	$(34,470)	$(159,878)	$(9,878)

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
			August 29, 2011
	For the Three	For the Three	(Exploration Date)
	Months Ended	Months Ended	through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(13,524)	$(6,100)	$(159,878)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	6,589	(12,865)	31,237

Net cash used in operating activities	(6,935)	(18,965)	(128,641)

Cash flows from investing activities:
Purchase of unproved oil and gas property acreage	-	-	(95,295)

Net cash used in investing activities	-	-	(95,295)

Cash flows from financing activities:
Advances received from stockholders	8,171	-	75,269
Proceeds from sale of common stock	-	-	150,000

Net cash provided by financing activities	8,171	-	225,269

Net change in cash	1,236	(18,965)	1,333

Cash at beginning of period	97	45,814	-

Cash at end of period	$1,333	$26,849	$1,333

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

(An Exploration Stage Company)

March 31, 2013 and 2012

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Selga Inc.

Selga Inc. (“Selga”) was incorporated under the laws of the State of Nevada on November 9, 2009.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2013.

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

The consolidated financial statements include all accounts of the Company, Auxillium Poland, and Auxillium Alaska as of March 31, 2013 and 2012, and for the interim periods then ended.

All inter-company balances and transactions have been eliminated.

Exploration Stage Company

Although the Company started to investigate and commercially pursue the business of acquiring, exploring and developing oil and gas properties upon acquisition of oil and gas properties on August 29, 2011, a substantial portion of the Company’s activities has involved establishing the business and the Company has neither started exploring the oil and gas properties, nor generated any revenue to date.  Upon entry into the oil and gas exploration business the Company became an exploration stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  All activities since August 29, 2011 have been considered as part of the Company’s exploration stage activities.

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

Management periodically reviews the recoverability of the capitalized oil and gas properties taking into consideration various information including, but not limited to, historical production records taken from previous oil and gas operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants.  When a determination is made that a project or property will be abandoned, or its carrying value will be impaired, a provision is made for any expected loss on the project or property.

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

The Company will derive revenue primarily from the sale of produced natural gas and crude oil.  The Company reports revenue as the gross amount received before taking into account production taxes and transportation costs, which are reported as separate expenses.  Revenue is recorded in the month the Company’s production is delivered to the purchaser, but payment is generally received between thirty (30) and ninety (90) days after the date of production.  No revenue is recognized unless it is determined that title to the product has transferred to the purchaser.  At the end of each month, the Company estimates the amount of production delivered to the purchaser and the price the Company will receive.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the interim period ended March 31, 2013 or 2011.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the exploration stage at March 31, 2013, a net loss and net cash used in operating activities for the period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. We have relied upon interest free advances from our principal shareholder and CEO, Warmond Fang, which totaled $75,269 as of March 31, 2013.

Free Office Space from its Majority Stockholder and Chief Executive Officer

The Company has been provided office space by its corporate secretary, Frank J. Hariton at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 6 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Seventy Five Million (75,000,000) shares, par value $.001 per share.

Certificate of Change to the Certificate of Incorporation

On December 21, 2012, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada. As a result of the filing of the Certificate of Change, the par value of the Company’s common stock was changed from $0.001 per share to $0.0001 per share; and the number of shares of common stock that the Company is authorized to issue was increased from 75,000,000 shares to 750,000,000 shares.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Auxillium Energy Inc. (“the Company”) was incorporated under the name Selga Inc. under the laws of the State of Nevada, U.S. on November 9, 2009.  Our registration statement was filed with the Securities and Exchange Commission on February 26, 2010 and was declared effective on May 13, 2010.

CURRENT BUSINESS OPERATIONS

The Company started operations in the business of selling new and used automobiles on November 9, 2009. The Company purchased cars at auctions and from private parties and resold them. On January 9, 2010, we entered into a consulting agreement with Selga Auto LLC, a private company that is a separate entity from Selga Inc. and is registered in the state of Georgia and operated by our former director and CEO, Olegs Petusko. Under the terms of the consulting agreement, Selga Auto LLC, agreed to act as our buying agent at two car auctions for a fee of $300 per each automobile purchased with Selga Auto LLC’s assistance.  On April 27, 2010, our consulting agreement with Selga Auto LLC was amended to ensure that our commercial interests would be afforded appropriate protections in the event of competing auction bids between us and Selga Auto LLC. The Company in total purchased 6 cars and sold 4 of them. For the fiscal year ended December 31, 2010, the Company generated $26,185 revenue while cost of goods sold was $24,650 and gross margin was $1,535.

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

Three Month Period Ended March 31, 2013 Compared to the Three Month Period Ended March 31, 2012

Our net loss and net loss from continuing operations for the three month period ended March 31, 2013 was $(13,524) compared to a net loss from continuing operations, of $(6,100) during the three month period ended to March 31, 2012. The losses in both periods primarily reflect variations in the levels of general and administrative expenses which management predicts will continue to fluctuate during our exploratory stage. General and administrative expenses incurred during the three month periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

During the three month periods ended March 31, 2013 and March 31, 2012, we did not generate any revenue.   We hope that efforts in developing our properties will allow us to generate revenue in the future, though no guarantees can be made to that effect due to risks and uncertainties that are inherent to oil and gas exploration activities..

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2013, we had cash of $1,333.  Current liabilities were $106,506 at March 31, 2013 was comprised of advances from shareholders and accrued expenses.

Stockholders’ equity decreased from $3,646 as at December 31, 2012 to a deficit of $(9,878) at March 31, 2013, reflecting our continuing losses.

We are reliant on loans from shareholders and private equity investments to fund current operations and are seeking to engage in a private placement of our equity.  There is no commitment to continue to make such loans and our future viability remains uncertain.  Assuming further advances from shareholders, we will have sufficient cash on hand to operate for the remainder of 2013.  However, our shareholders have no legal obligation to make any further contributions.

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

GOING CONCERN

The independent auditors' report accompanying our December 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending March 31, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of March 31, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2013.

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

AUXILLIUM ENERGY INC.
Dated: May 13, 2013	By: /s/ Warmond Fang
Warmond Fang, President and Chief Executive Officer and Chief Financial Officer