Form 10-Q
period 2013-06-30
AUXILLIUM ENERGY INC.
filed 2013-08-14
CIK 1478132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2013
Common Stock, $0.0001	134,300,000

AUXILLIUM ENERGY INC.

Form 10-Q

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Auxillium Energy Inc.

(An Exploration Stage Company)

June 30, 2013 and 2012

Index to the Consolidated Financial Statements

 Contents                                                                                                                                               Page(s)

Consolidated Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012                     2

Consolidated Statements of Operations for the Six Months and Three Months Ended

June 30, 2013 and 2012 and for the Period from August 29, 2011 (Exploration Date)

through June 30, 2013 (Unaudited)                                                                                                        3

Consolidated Statement of Stockholders’ Equity (Deficit) for the Interim Period

Ended June 30, 2013 (Unaudited)                                                                                                           4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013

And 2012 and for the Period from August 29, 2011 (Exploration Date) through

June 30, 2013 (Unaudited)                                                                                                                       5

Notes to the Consolidated Financial Statements (Unaudited)                                                          6

Auxillium Energy Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)

Assets
Current assets:
Cash	$154	$97

Total Current Assets	154	97

Oil and gas properties (successful efforts method):	95,295	95,295

Total assets	$95,449	$95,392

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accrued expenses	$34,511	$24,648
Advances from stockholders	82,056	67,098

Total current liabilities	116,567	91,746

Total liabilities	116,567	91,746

Stockholders' equity (deficit):
Preferred stock par value $0.0001: 5,000,000 shares
authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 750,000,000 shares
authorized; 134,300,000 shares issued and outstanding	13,430	13,430
Additional paid-in capital	171,040	171,040
Accumulated deficit	(34,470)	(34,470)
Deficit accumulated during the exploration stage	(171,118)	(146,354)

Total stockholders' equity (deficit)	(21,118)	3,646

Total liabilities and stockholders' equity (deficit)	$95,449	$95,392

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations

					For the
					Period from
	For the Six months	For the Three Months	For the Six Months	For the Three Months	August 29, 2011 (Exploration Date)
	Ended	Ended	Ended	Ended	through
	June 30, 2013	June 30, 2013	June 30, 2012	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the exploration stage	$-	$-	$-	$-	$-

Cost of revenues during the exploration stage:
State license fees	-	-	-	-	52,800

Gross margin	-	-	-	-	(52,800)

Operating expenses:
General and administrative expenses	1,159	924	325	25	3,241
Professional fees	23,605	10,316	26,483	20,683	115,077

Total operating expenses	24,764	11,240	26,808	20,708	118,318

Loss before income tax provision	(24,764)	(11,240)	(26,808)	(20,708)	(171,118)

Income tax provision	-	-	-	-	-

Net loss	$(24,764)	$(11,240)	$(26,808)	$(20,708)	$(171,118)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	134,300,000	134,300,000	134,300,000	134,300,000

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Interim Period Ended June 30, 2013
(Unaudited)

	Common Stock, Par Value $0.001
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deficit Accumulated during the Exploration Stage	Total Stockholders' Equity (Deficit)

Balance, December 31, 2010	124,300,000	$12,430	$21,870	$(27,867)	$-	$6,433

Forgiveness of debt by former stockholders			170			170

Issuance of common shares for cash at $0.15 per share in December 2011	10,000,000	1,000	149,000			150,000

Net loss				(6,603)	(64,388)	(70,991)

Balance, December 31, 2011	134,300,000	13,430	171,040	(34,470)	(64,388)	85,612

Net loss					(81,966)	(81,966)

Balance, December 31, 2012	134,300,000	13,430	171,040	(34,470)	(146,354)	3,646

Net loss					(24,764)	(24,764)

Balance, June 30, 2013	134,300,000	$13,430	$171,040	$(34,470)	$(171,118)	$(21,118)

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
			August 29, 2011
	For the Six months	For the Six Months	(Exploration Date)
	Ended	Ended	through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(24,764)	$(26,808)	$(171,118)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	9,863	(2,682)	34,511

Net cash used in operating activities	(14,901)	(29,490)	(136,607)

Cash flows from investing activities:
Purchase of unproved oil and gas property acreage	-	-	(95,295)

Net cash used in investing activities	-	-	(95,295)

Cash flows from financing activities:
Advances received from stockholders	14,958	-	82,056
Proceeds from sale of common stock	-	-	150,000

Net cash provided by financing activities	14,958	-	232,056

Net change in cash	57	(29,490)	154

Cash at beginning of period	97	45,814	-

Cash at end of period	$154	$16,324	$154

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

(An Exploration Stage Company)

June 30, 2013 and 2012

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Auxillium Poland	Republic of Poland	July 11, 2011	100%

Auxillium Alaska	The State of Alaska, U.S.A.	August 18, 2011	100%

The consolidated financial statements include all accounts of the Company, Auxillium Poland, and Auxillium Alaska as of June 30, 2013 and 2012, and for the interim periods then ended.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the interim period ended June 30, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date."  This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the exploration stage at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 5 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. We have relied upon interest free advances from our principal shareholder and CEO, Warmond Fang, which totaled $82,056 as of June 30, 2013.

Free Office Space from its Corporate Secretary

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Auxillium Energy Inc. (“the Company”) formerly Selga Inc. was incorporated under the laws of the State of Nevada, U.S. on November 9, 2009.  Our registration statement was filed with the Securities and Exchange Commission on February 26, 2010 and was declared effective on May 13, 2010.

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

Three Month Period Ended June 30, 2013 Compared to the Three Month Period Ended June 30, 2012

Our net loss and net loss from continuing operations for the three month period ended June 30, 2013 was $(11,240) compared to a net loss from continuing operations, of $(20,708) during the three month period ended to June 30, 2012. The losses in both periods primarily reflect variations in the levels of general and administrative expenses which management predicts will continue to fluctuate during our exploratory stage. General and administrative expenses incurred during the three month periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

During the three month periods ended June 30, 2013 and June 30, 2012, we did not generate any revenue.   We hope that efforts in developing our properties will allow us to generate revenue in the future, though no guarantees can be made to that effect due to risks and uncertainties that are inherent to oil and gas exploration activities.

Six Month Period Ended June 30, 2013 Compared to the Six Month Period Ended June 30, 2012

Our net loss and net loss from continuing operations for the six month period ended June 30, 2013 was $(24,764) compared to a net loss from continuing operations, of $(26,808) during the six month period ended to June 30, 2012. The losses in both periods primarily reflect variations in the levels of general and administrative expenses which management predicts will continue to fluctuate during our exploratory stage. General and administrative expenses incurred during the Six month periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

During the six month periods ended June 30, 2013 and June 30, 2012, we did not generate any revenue.   We hope that efforts in developing our properties will allow us to generate revenue in the future, though no guarantees can be made to that effect due to risks and uncertainties that are inherent to oil and gas exploration activities

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2013, we had cash of $154.  Current liabilities were $116,567 at June 30, 2013 was comprised of advances from shareholders and accrued expenses.

Stockholders’ equity decreased from $3,646 as at December 31, 2012 to a deficit of $(21,118) at June 30, 2013, reflecting our continuing losses.

We are reliant on loans from shareholders and private equity investments to fund current operations and are seeking to engage in a private placement of our equity.  There is no commitment to continue to make such loans and our future viability remains uncertain.  Assuming further advances from shareholders, we will not have sufficient cash on hand to operate for the remainder of 2013.  However, our shareholders have no legal obligation to make any further contributions.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending June 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of June 30, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2013.

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

AUXILLIUM ENERGY INC.
Dated: August 14, 2013	By: /s/ Warmond Fang
Warmond Fang, President and Chief Executive Officer and Chief Financial Officer