Form 10-Q
period 2013-09-30
AUXILLIUM ENERGY INC.
filed 2013-11-14
CIK 1478132

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No.: 000-54501

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 12, 2013
Common Stock, $0.0001	134,300,000

AUXILLIUM ENERGY INC.

Form 10-Q

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Auxillium Energy Inc.

(An Exploration Stage Company)

September 30, 2013 and 2012

Index to the Consolidated Financial Statements

Contents                                                                                                                                                                         Page(s)

Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012                                    2

Consolidated Statements of Operations for the Nine Months and Three Months Ended

September 30, 2013 and 2012 and for the Period from August 29, 2011 (Exploration Date)

through September 30, 2013 (Unaudited)                                                                                                                       3

Consolidated Statement of Stockholders’ Equity (Deficit) for the Interim Period

Ended September 30, 2013 (Unaudited)                                                                                                                          4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013

And 2012 and for the Period from August 29, 2011 (Exploration Date) through

September 30, 2013 (Unaudited)                                                                                                                                      5

Notes to the Consolidated Financial Statements (Unaudited)                                                                                   6

Auxillium Energy Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)

Assets
Current assets:
Cash	$100	$97

Total Current Assets	100	97

Oil and gas properties (successful efforts method):	95,295	95,295

Total assets	$95,395	$95,392

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accrued expenses	$34,768	$24,648
Advances from stockholders	120,747	67,098

Total current liabilities	155,515	91,746

Total liabilities	155,515	91,746

Stockholders' equity (deficit):
Preferred stock par value $0.0001: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 750,000,000 shares authorized;
134,300,000 shares issued and outstanding	13,430	13,430
Additional paid-in capital	171,040	171,040
Accumulated deficit	(34,470)	(34,470)
Deficit accumulated during the exploration stage	(210,120)	(146,354)

Total stockholders' equity (deficit)	(60,120)	3,646

Total liabilities and stockholders' equity (deficit)	$95,395	$95,392

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations
					For the Period from August 29, 2011
	For the Nine months	For the Three Months	For the Nine Months	For the Three Months	(Exploration Date)
	Ended	Ended	Ended	Ended	through
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues earned during the exploration stage	$-	$-	$-	$-	$-

Cost of revenues during the exploration stage:
State license fees	28,800	28,800	28,800	28,800	81,600

Gross margin	(28,800)	(28,800)	(28,800)	(28,800)	(81,600)

Operating expenses:
General and administrative expenses	1,314	155	440	115	3,396
Professional fees	33,652	10,047	30,660	4,177	125,124

Total operating expenses	34,966	10,202	31,100	4,292	128,520

Loss before income tax provision	(63,766)	(39,002)	(59,900)	(33,092)	(210,120)

Income tax provision	-	-	-	-	-

Net loss	$(63,766)	$(39,002)	$(59,900)	$(33,092)	$(210,120)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	134,300,000	134,300,000	134,300,000	134,300,000

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from August 29, 2011 (exploration date) through Septebmer 30, 2013
(Unaudited)

	Common Stock Par Value $0.001				Deficit
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated during the Exploration Stage	Total Stockholders' Equity (Deficit)

Balance, December 31, 2010	124,300,000	$12,430	$21,870	$(27,867)	$-	$6,433

Forgiveness of debt by former stockholders			170			170

Issuance of common shares for cash at
at $0.15 per share in December 2011	10,000,000	1,000	149,000			150,000

Net loss				(6,603)	(64,388)	(70,991)

Balance, December 31, 2011	134,300,000	13,430	171,040	(34,470)	(64,388)	85,612

Net loss					(81,966)	(81,966)

Balance, December 31, 2012	134,300,000	13,430	171,040	(34,470)	(146,354)	3,646

Net loss					(63,766)	(63,766)

Balance, September 30, 2013	134,300,000	$13,430	$171,040	$(34,470)	$(210,120)	$(60,120)

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
			For the Period from
			August 29, 2011
	For the Nine months	For the Nine Months	(Exploration Date)
	Ended	Ended	through
	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(63,766)	$(59,900)	$(210,120)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	10,120	1,495	34,768

Net cash used in operating activities	(53,646)	(58,405)	(175,352)

Cash flows from investing activities:
Purchase of unproved oil and gas property acreage	-	-	(95,295)

Net cash used in investing activities	-	-	(95,295)

Cash flows from financing activities:
Advances received from stockholders	53,649	14,031	120,747
Proceeds from sale of common stock	-	-	150,000

Net cash provided by financing activities	53,649	14,031	270,747

Net change in cash	3	(44,374)	100

Cash at beginning of period	97	45,814	-

Cash at end of period	$100	$1,440	$100

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

(An Exploration Stage Company)

September 30, 2013 and 2012

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

Auxillium Poland is currently inactive.

Formation of Auxillium Alaska, Inc.

On August 18, 2011, the Company formed a new wholly-owned subsidiary, Auxillium Alaska Inc., registered and incorporated under the laws of the state of Alaska, to engage in oil and gas exploration activities in Alaska. Prior to August 29, 2011 (the date of acquisition of oil and gas properties), Auxillium Alaska Inc. was inactive.

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

The consolidated financial statements include all accounts of the Company, Auxillium Poland, and Auxillium Alaska as of reporting period ending date(s) and for the reporting period(s) then ended.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the interim period ended September 30, 2013 or 2012.

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the exploration stage at September 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence explorations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to commence explorations and generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business strategy and generate sufficient revenues.

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

On August 31, 2013 and 2012, Auxillium Alaska paid the $28,800 due to the State of Alaska under the two (2) leases, respectively.

Note 5 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The Company has relied upon the advances from its principal shareholder and CEO, Mr. Warmond Fang, which totaled $120,747 as of September 30, 2013.

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

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

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

RESULTS OF OPERATIONS

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

Three Month Period Ended September 30, 2013 Compared to the Three Month Period Ended September 30, 2012

Our net loss and net loss from continuing operations for the three month period ended September 30, 2013 was $(39,002) compared to a net loss from continuing operations, of $(33,092) during the three month period ended to September 30, 2012. The losses in both periods primarily reflect variations in the levels of general and administrative expenses which management predicts will continue to fluctuate during our exploratory stage. General and administrative expenses incurred during the three month periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

During the three month periods ended September 30, 2013 and September 30, 2012, we did not generate any revenue.   We hope that efforts in developing our properties will allow us to generate revenue in the future, though no guarantees can be made to that effect due to risks and uncertainties that are inherent to oil and gas exploration activities.

Nine Month Period Ended September 30, 2013 Compared to the Nine Month Period Ended September 30, 2012

Our net loss and net loss from continuing operations for the nine month period ended September 30, 2013 was $(63,766) compared to a net loss from continuing operations, of $(59,900) during the nine month period ended September 30, 2012. The losses in both periods primarily reflect variations in the levels of general and administrative expenses which management predicts will continue to fluctuate during our exploratory stage. General and administrative expenses incurred during the nine month periods were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting.

During the nine month periods ended September 30, 2013 and September 30, 2012, we did not generate any revenue.   We hope that efforts in developing our properties will allow us to generate revenue in the future, though no guarantees can be made to that effect due to risks and uncertainties that are inherent to oil and gas exploration activities

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2013, we had cash of $100.  Current liabilities were $155,515 at September 30, 2013 and were comprised of advances from stockholders and accrued expenses.

Stockholders’ equity decreased from $3,646 as at December 31, 2012 to a deficit of $(60,120) at September 30, 2013, reflecting our continuing losses.

We are reliant on loans from stockholders and private equity investments to fund current operations and are seeking to engage in a private placement of our equity.  There is no commitment to continue to make such loans and our future viability remains uncertain.  Assuming further advances from stockholders, we will not have sufficient cash on hand to operate for the remainder of 2013.  However, our stockholders have no legal obligation to make any further contributions.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our loans from stockholders and further issuances of securities. Our working capital requirements are expected to increase as we have acquired and will continue to acquire oil and gas leases with significant annual payments. Generally, we have financed operations to date through the proceeds of loans from stockholders or the sale of our stock.  We currently do not have a specific plan of how we will obtain future funding; however, we anticipate that additional funding will be in the form of loans from stockholders, equity financing from the sale of our common stock or revenues generated by our properties.  We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

We conducted an evaluation, with the participation of our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the quarter ending September 30, 2013.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

As of the end of our most recent quarter, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as of September 30, 2013, such internal control over financial reporting was not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2013.

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

AUXILLIUM ENERGY INC.
Dated: November 14, 2013	By: /s/ Warmond Fang
Warmond Fang, President and Chief Executive Officer and Chief Financial Officer