Form 10-K
period 2013-12-31
AUXILLIUM ENERGY INC.
filed 2014-03-31
CIK 1478132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No.: 000-54501

AUXILLIUM ENERGY, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1368734
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

575 Lexington Avenue 4th Floor New York, New York 10022	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (647) 456 4002

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.0001 per share.

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [   ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,372,000.

Number of the issuer’s common stock outstanding as of March 24, 2014: 134,300,000.

Documents incorporate by reference: None.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are based on current expectations, estimates, forecasts and assumptions and are subject to risks and uncertainties.  Words such as “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “began,” “target,” “would” and variations of such words and similar expressions are intended to identify such forward-looking statements.  All forward-looking statements speak only as of the date on which they are made.  Such forward-looking statements are subject to certain risks, uncertainties and assumptions relating to factors that could cause actual results to differ materially from those anticipated in such statements, including, without limitation, the following:

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

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.  We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business.  We do not undertake any obligation to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Annual Report on Form 10-K, except to the extent required by applicable securities laws.

USE OF CERTAIN DEFINED TERMS

In this Report, unless otherwise noted or as the context otherwise requires, “the Company,” “Auxillium,” “we,” “us,” and “our” refers to the combined business of Auxillium Energy, Inc. and its wholly-owned subsidiaries.

PART I

ITEM 1. BUSINESS.

Overview

We hold oil and gas leases in the North Slope Foothills of Alaska. In order to evaluate the potential of our leases in the North Slope region, we will require further investigation and exploration.  We believe that our Alaska leases are in areas, which are potentially promising for gas production as indicated by data from Texaco’s drilling efforts in 1976. The Company does not however, make any representations as to the probability, quality and quantity of their future production.  Furthermore, any gas recovered from our Alaska leases will not be salable unless or until a proposed North Slope gas pipeline is completed.

In addition, we had in the past attempted to explore oil and gas opportunities in Poland. However, after careful investigation, we considered that Poland was not a suitable location for the Company’s future oil and gas operations, and subsequently, no further actions were undertaken in Poland and our Polish subsidiary remains inactive.

As of March 27, 2013 we now operate a website at the following address: http://www.auxilliumenergy.com

Our Corporate History

We were organized under the laws of Nevada on November 9, 2009. Prior to March 31, 2011, we were engaged in the business of selling new and used auto mobiles. The Company purchased cars at auctions and from private parties and resold them. On January 9, 2010, we entered into a consulting agreement with Selga Auto LLC, an Atlanta, Georgia Company operated by our former director and Chief Executive Officer, Olegs Petusko. Under the terms of the consulting agreement, Selga Auto LLC, agreed to act as our buying agent at two car auctions for a fee of $300 per each automobile purchased with Selga Auto LLC’s assistance.  On April 27, 2010, our consulting agreement with Selga Auto LLC was amended to ensure that our commercial interests would be afforded appropriate protections in the event of competing auction bids between us and Selga Auto LLC. For the fiscal year ended December 31, 2010, the Company generated $26,185 revenue while cost of goods sold was $24,650 and gross margin was $1,535.

On March 31, 2011 a change in control in the Company was effected as a result of a share sale agreement between our former director, President, and majority shareholder Olegs Petusko and current director, President and Chief Executive Officer, and majority shareholder, Warmond Fang, whereby Mr. Fang acquired 10,000,000 shares or approximately 80.5% of the then outstanding common stock of the Company . Upon change of control, Jatinder S. Bhogal was elected a director and Frank J. Hariton was elected secretary. The Company’s new management continued ongoing business, and entered into a consulting agreement with Selga Auto LLC on March 31, 2011 whereby Selga Auto LLC acted as our consultant in the automobile business for a term of six months.  No vehicle purchases or sales were successfully transacted.

Management subsequently undertook efforts to identify additional commercial opportunities for the Company, and determined to investigate and commercially pursue the business of acquiring, exploring and developing oil and gas properties. We entered into the current line of business on July 11, 2011 by acquiring all of the shares of Auxillium Spółka zograniczoną odpowiedzialnością, a Polish corporation for 2,653 Zlotys (approximately $953). Upon consummation of the share sale agreement, Auxillium Spółka zograniczoną odpowiedzialnością was established as a wholly-owned subsidiary of the Company, and tasked with investigating oil and gas opportunities in Poland.

In addition to Poland, Management investigated domestic oil and gas opportunities in the United States, identifying Alaska as a promising jurisdiction.  On August 18, 2011, we formed a new wholly owned subsidiary, Auxillium Alaska Inc., under the laws of the state of Alaska, to engage in oil and gas exploration activities in Alaska.  On August 29, 2011, we discontinued our efforts in the automobile sales business.

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

Stock Split

On December 21, 2012, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada. The Certificate of Change effectuated a ten for one (10:1) forward stock split (the “Stock Split”) and certain other changes as set forth herein. As a result of the filing of the Certificate of Change, (i) each of the 13,430,000 issued and outstanding shares of the Company’s common stock, par value $0.001, was changed to the ten (10) shares of common stock, par value $0.0001 per share; (ii) the number of outstanding shares of common stock was increased from 13,430,000 to 134,300,000 shares; (iii) the par value of the Company’s common stock was changed from $0.001 per share to $0.0001 per share; and (iv) the number of shares of common stock that the Company is authorized to issue was increased from 75,000,000 shares to 750,000,000 shares.

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

Corporate Name Change

On February 6, 2013, the Company filed Articles of Amendment to the Articles of Incorporation, and changed its name from Selga Inc. to Auxillium Energy Inc. (“Auxillium Energy” or the “Company”).

Our Plan of Operations

Poland Subsidiary

According to an April 5, 2011 report by the US Energy Information Administration (World Shale Gas Resources: An Initial Assessment of 14 Regions Outside the United States.), Poland may have an estimated 5.3 trillion cubic meters of shale gas reserves, the largest such reserves in Europe.

Our subsidiary in Poland, Auxillium Spółka zograniczoną odpowiedzialnością was originally formed to investigate oil and gas opportunities in Poland in 2011. We had made initial plans to investigate oil and gas opportunities in Poland, but after a careful consideration of the challenges posed and capital resource required, we decided that it was not in the best interest of the Company to pursue any project in Poland. As such, the subsidiary Auxillium Spółka zograniczoną odpowiedzialnością did not have any activities in 2013 and has remained inactive. We do not foresee any change in the inactive status with regards to Auxillium Spółka zograniczoną odpowiedzialnością in the next 12 months, as the Company has no plans in place to pursue any project in Poland.

Alaska North Slope Prospect Lease

On August 29, 2011 through our wholly-owned subsidiary, Auxillium Alaska Inc., we entered into an agreement to acquire 100% right, title, and interest in certain oil and gas leases in Alaska’s North Slope region, owned by Union Energy (Alaska), LLC. On December 28, 2011 we concluded the acquisition of an oil and gas prospect in Alaska’s North Slope. Pursuant to the terms of the leases, the Company paid $95,295 to Union Energy (Alaska), LLC and $24,000 to the State of Alaska Department of Natural Resources and, granted Union Energy (Alaska) LLC a 6.25% override interest in the prospect.   Under the terms of the leases, the Company shall also make an annual rental payment of $28,800 to the State of Alaska Department of Natural Resources, due on September 1 of each year. The payments were made in both 2012 and 2013 and were funded by an advance from our principal shareholder, President and Chief Executive Officer. As a result of these actions we are an exploration stage company engaged primarily in the investigation, acquisition and exploration of prospective oil and gas properties.

We have attempted to raise capital to acquire additional oil and gas lease in the adjacent areas to the area with respect to which we hold our existing leases, however we were not able to raise the requisite capital and thus no acquisitions were made in 2013. We did however through advance from our principal shareholder, President and Chief Executive Officer, Warmond Fang, pay the State of Alaska for the rental payments to maintain our current leases. The Company will make efforts to ensure that rental payments required under our existing lease are paid on a timely basis and, plan to continue to explore oil and gas lease acquisition opportunities in the adjacent areas through obtaining additional financing.

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

Intellectual Properties

To establish and protect our proprietary rights, we rely on a combination of trademarks, copyrights, trade secrets, license agreements, patent applications, confidentiality agreements and other contractual rights.

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

Our current operating funds are less than necessary to commence and complete all intended test wells on the Alaska properties covered by our oil and gas leases. Therefore, we will need to obtain additional financing in order to carry out our business strategy.  We currently have limited operations and we have no gas sales.

As of December 31, 2013, we have cash on hand of approximately $46 representing the remaining proceeds of our two financing transactions.  Exploration (and if successful, development) of the Alaska prospects is unlikely to commence in the short term and it is impossible to forecast costs associated with doing so at this time.  Nevertheless, we will require substantial additional financing to cover such costs.  Furthermore, we will require additional financing to sustain our business operations if we are not successful in earning revenues.

We do not currently have any arrangements for financing and may not be able to find such financing. Our ability to obtain additional financing will be subject to a number of factors, including but not limited to the market price for oil and gas, the success of our initial test wells and general market conditions. These factors will make the timing, amount, terms or conditions of financing uncertain and additional financing may be unavailable to us.  We have relied upon interest free advances from our principal shareholder and President and Chief Executive Officer, Warmond Fang, which totaled $123,013 as of December 31, 2013.  Mr. Fang is under no legally binding obligation to make such advances. If we do not obtain additional financing, our business will fail.

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

While our Alaska prospects are in areas that are promising for gas discovery, there are no existing pipeline facilities available to transport any gas they may produce to market.  Unless such facilities are built and available to us, our gas would be “stranded gas” with little or no market value. The Company believes that a pipeline facility may be built in the future based on evolving oil and gas developments in Alaska. On March 30, 2012, ExxonMobil, ConocoPhillips, BP and TransCanada, through participation in the Alaska Pipeline Project, announced their collective efforts to commercialize North Slope natural gas resources within the Alaska Gasline Inducement Act. The four companies in conjunction with the government of Alaska are expected to focus efforts on the construction of a  $26 billion pipeline that will allow for the movement of North Slope Gas to Valdez for export to overseas markets.  An earlier study published on July 28, 2011 by Wood Mackenzie conducted for the Alaska Gasline Port Authority gave a favorable assessment for the construction of a gas pipeline to move North Slope gas to Valdez for export to overseas markets. The “Alaska Pipeline Project” released an official status update on July 30, 2012 in a press release titled “The Alaska Pipeline Project to Conduct Solicitation of Interest in Pipeline Capacity”. We are not aware of any formal announcement for the construction of a gas pipeline in 2013. Investors should be aware that, whether a pipeline is built, the timing of the construction of the pipeline and whether and on what terms the pipeline is made available to transport any potential gas are all matters beyond our control which could have significant impact on our future results.

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

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our common stock and the ability of stockholders to sell their common stock in the secondary market.

Companies trading on the OTCQB must be reporting issuers under Section 12 of the Exchange Act, and must be current in their filings under the Exchange Act to maintain price quotation privileges on the OTCQB.  If we fail to remain current on our reporting requirements, we could be removed from the OTCQB.  As a result, the liquidity for our common stock could be adversely affected by limiting the ability of broker-dealers to sell our common stock and the ability of stockholders to sell their common stock in the secondary market.

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

We are not subject to certain corporate governance provisions of the Sarbanes-Oxley Act.

Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance requirements established by the national securities exchanges pursuant to the Sarbanes-Oxley Act. These include rules relating to independent directors, director nomination, audit and compensation committees, retention of audit committee financial expert and the adoption of a code of ethics.  Unless we voluntarily elect to fully comply with those obligations, which we have not done to date, the protections that these corporate governance provisions were enacted to provide will not exist with respect to us. We cannot assure you that we will make an application to have our securities listed for trading on a national securities exchange in the future, that we would be able to satisfy applicable listing standards, or if we did satisfy such standards, that we would be successful in continuing to meet such listing standards.  Even if we were listed on a national securities exchange as a controlled company, we would not be subject to certain corporate governance requirements.

Limitations upon Broker-Dealers Effecting Transactions in “Penny Stocks”.

Trading in our common stock is subject to material limitations as a consequence of regulations, which limits the activities of broker-dealers effecting transactions in "penny stocks."  Pursuant to Rule 3a51-1 under the Exchange Act, our common stock is a “penny stock” because it (i) is not listed on any national securities exchange or The

NASDAQ Stock Market™, (ii) has a market price of less than $5.00 per share, and (iii) its issuer (the Company) has net tangible assets less than $2,000,000 (if the issuer has been in business for at least three (3) years) or $5,000,000 (if the issuer has been in business for less than three (3) years).

Rule 15g-9 promulgated under the Exchange Act imposes limitations upon trading activities on "penny stocks", which makes selling our common stock more difficult compared to selling securities which are not "penny stocks."  Rule 15a-9 restricts the solicitation of sales of "penny stocks" by broker-dealers unless the broker first (i) obtains from the purchaser information concerning his financial situation, investment experience and investment objectives, (ii) reasonably determines that the purchaser has sufficient knowledge and experience in financial matters that the person is capable of evaluating the risks of investing in “penny stocks”, and (iii) delivers and receives back from the purchaser a manually signed written statement acknowledging the purchaser's investment experience and financial sophistication.

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

The sales of shares of our common stock, which are not registered under the Securities Act, known as “restricted” shares, typically are affected under Rule 144.  As of December 31, 2013 we had outstanding an aggregate of 100,000,000 shares of restricted common stock.  All of our shares of common stock, except those issued in the last six months, might be sold under Rule 144. No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

ITEM 1B.UNRESOLVED STAFF COMMENTS.

We are not required to provide the information required by this Item because we are a smaller reporting company.

ITEM 2. PROPERTIES.

Our principal shareholder, President and Chief Executive Officer, Warmond Fang offers the office space for our use at no cost to us.

We hold oil and gas leases in the North Slope Foothills of Alaska. For detailed information on the leases, please see the section entitled “Business.”

ITEM 3. LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceedings been threatened against us, or any of our officers, directors or control persons of which we are aware.

ITEM 4. REMOVED AND RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND ISSURER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock began to be quoted on the OTCBB under the symbol “SLGA” commencing August 27, 2010 and was moved to the OTCQB on July 23, 2012 pursuant to SEC rule 15c2-11 due to quoting inactivity. As a result of a corporate name change, the company also applied for a new ticker symbol with FINRA and began to be quoted under the symbol AXLM since February 23, 2013.  We are not aware of any trades or quotations during the two calendar years ending December 31, 2013.  There have been sporadic trades reported since that date at prices reported from $0.01 to $0.05.

Holders

As of December 31, 2013, we had 36 shareholders of record.  The number of holders does not include the shareholders for whom shares are held in a “nominee” or “street” name by DTC.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Recent Sales of Unregistered Securities

No sales of unregistered securities of the Company were made by the Company in 2013.

ITEM 6. SELECTED FINANCIAL DATA.

We are not required to provide the information required by this Item because we are a smaller reporting company.

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

Plan of Operation and Liquidity

Our plan of operation for 2014 is to continue paying our oil and gas lease costs in Alaska and to look for other oil and gas leases to acquire. We anticipate the cost of maintaining our existing properties will be approximately $30,000 to $50,000. This figure could be possibly reduced, substantially, if we are able to find third parties to share the costs of developing and maintaining our oil and gas leases. However, there can be no guarantee that a third party can be found.

During 2014 we also anticipate spending $45,000 on administrative expenses, including fees payable in connection with our compliance reporting obligations as a public company, such as legal, accounting and audit fees.

Total expenditures in 2014 therefore could be at least $80,000.  We have almost no cash on hand to cover these expenses, and we will require additional funding.  We anticipate that additional funding will be provided in the form of equity financing from the sale of our common stock, or loans from our executive officers or directors. We cannot provide investors with any assurance that additional funds will be raised.  Currently, we do not have any arrangements in place for future equity financings.

We had cash and cash equivalents of $46 as of December 31, 2013.

We have funded our activities to date primarily through the issuance of equity securities and upon interest free advances from our principal shareholder, President and Chief Executive Officer, Warmond Fang. However, Mr. Fang is under no legal obligation to make such advances to the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2013 and 2012, and the reports thereon of Li & Company are included here:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Auxillium Energy Inc.

(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Auxillium Energy Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from August 29, 2011 (exploration date) through December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from August 29, 2011 (exploration date) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the exploration stage at December 31, 2013, a net loss and net cash used in operating activities for the year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 31, 2014

Auxillium Energy Inc.
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash	$46	$97

Total Current Assets	46	97

Oil and gas properties (successful efforts method):	95,295	95,295

Total assets	$95,341	$95,392

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accrued expenses	$41,692	$24,648
Advances from stockholders	123,013	67,098

Total current liabilities	164,705	91,746

Total liabilities	164,705	91,746

Stockholders' equity (deficit):
Preferred stock par value $0.0001: 5,000,000 shares
authorized; none issued or outstanding	-	-
Common stock par value $0.0001: 750,000,000 shares
authorized; 134,300,000 shares issued and outstanding	13,430	13,430
Additional paid-in capital	171,040	171,040
Accumulated deficit	(34,470)	(34,470)
Deficit accumulated during the exploration stage	(219,364)	(146,354)

Total stockholders' equity (deficit)	(69,364)	3,646

Total liabilities and stockholders' equity (deficit)	$95,341	$95,392

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.
(An Exploration Stage Company)
Consolidated Statements of Operations

			For the Period from
			August 29, 2011
	For the Year	For the Year	(Exploration Date)
	Ended	Ended	through
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues earned during the exploration stage	$-	$-	$-

Cost of revenues during the exploration stage:
State license fees	28,800	28,800	81,600

Gross margin	(28,800)	(28,800)	(81,600)

Operating expenses:
General and administrative expenses	2,284	954	4,366
Professional fees	41,926	52,212	133,398

Total operating expenses	44,210	53,166	137,764

Loss before income tax provision	(73,010)	(81,966)	(219,364)

Income tax provision	-	-	-

Net loss	$(73,010)	$(81,966)	$(219,364)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	134,300,000	134,300,000

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from August 29, 2011 (Exploration Date) through December 31, 2013

	Common Stock Par Value $0.001		Additional		Deficit Accumulated		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	during the Exploration Stage		Stockholders' Equity (Deficit)

Balance, December 31, 2010	124,300,000	$12,430	$21,870	$(27,867)	$-		$6,433

Forgiveness of debt by former stockholders			170				170

Issuance of common shares for cash at
at $0.15 per share in December 2011	10,000,000	1,000	149,000				150,000

Net loss				(6,603)	(64,388)		(70,991)

Balance, December 31, 2011	134,300,000	13,430	171,040	(34,470)	(64,388)	#	85,612

Net loss					(81,966)		(81,966)

Balance, December 31, 2012	134,300,000	13,430	171,040	(34,470)	(146,354)	#	3,646

Net loss					(73,010)		(73,010)

Balance, December 31, 2013	134,300,000	$13,430	$171,040	$(34,470)	$(219,364)	#	$(69,364)

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
			August 29, 2011
	For the Year	For the Year	(Exploration Date)
	Ended	Ended	through
	December 31, 2013	December 31, 2012	December 31, 2013

Cash flows from operating activities:
Net loss	$(73,010)	$(81,966)	$(219,364)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	17,044	11,783	41,692

Net cash used in operating activities	(55,966)	(70,183)	(177,672)

Cash flows from investing activities:
Purchase of unproved oil and gas property acreage	-	-	(95,295)

Net cash used in investing activities	-	-	(95,295)

Cash flows from financing activities:
Advances from stockholders	55,915	24,466	123,013
Proceeds from sale of common stock	-	-	150,000

Net cash provided by financing activities	55,915	24,466	273,013

Net change in cash	(51)	(45,717)	46

Cash at beginning of reporting period	97	45,814	-

Cash at end of reporting period	$46	$97	$46

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

(An Exploration Stage Company)

December 31, 2013 and 2012

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Auxillium Energy Inc. (formerly Selga Inc.)

Selga Inc. (“Selga”) was incorporated under the laws of the State of Nevada on November 9, 2009.

Selga intended to export new and used cars from the United States to South America, Europe and Africa upon formation through August 29, 2011 (the date of discontinuance of auto export business). On August 29, 2011 the management of the Company decided to investigate and commercially pursue the business of acquiring, exploring and developing oil and gas properties.  On February 6, 2013, Selga filed Articles of Amendment to the Articles of Incorporation, and changed its name from Selga Inc. to Auxillium Energy Inc. (“Auxillium Energy” or the “Company”).

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

Auxillium Poland is currently inactive.

Formation of Auxillium Alaska, Inc.

On August 18, 2011, the Company formed a new wholly-owned subsidiary, Auxillium Alaska Inc., registered and incorporated under the laws of the state of Alaska, to engage in oil and gas exploration activities in Alaska. Prior to August 29, 2011 (the date of acquisition of the oil and gas properties), Auxillium Alaska Inc. is inactive.

Note 2 – Summary of Significant Accounting Policies

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application.  Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Auxillium Energy, Inc.	Nevada	November 9, 2009	100%

Auxillium Poland	Republic of Poland	July 11, 2011	100%

Auxillium Alaska	Alaska	August 18, 2011	100%

The consolidated financial statements include all accounts of the Company, Auxillium Poland, and Auxillium Alaska as of the reporting period ending date(s) and for the reporting period(s) then ended.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended December 31, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the reporting period ended December 31, 2013 or 2012.

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the exploration stage at December 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence explorations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenues and in its ability to raise additional funds.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Oil and Gas Properties

Oil and Gas Properties in the State of Alaska

On August 29, 2011 Auxillium Alaska Inc. entered into an agreement to acquire an oil and gas prospect in Alaska’s North Slope region from Union Energy (Alaska), LLC (the “Leases”). Under the terms of the agreement, the Company agreed to pay $95,295 to Union Energy (Alaska), LLC and $24,000 to the State of Alaska Department of Natural Resources. Furthermore, pursuant to such agreement Union Energy (Alaska) LLC will deliver to Auxillium Alaska an 81.25% Net Revenue Interest in the Leases and retain a 6.25% overriding royalty interest on additional oil and gas leaseholds acquired or purchased by Auxillium Alaska within the Prospect Area of Mutual Interest (“AMI”) with the remaining 12.5% as royalty interest to be paid to the State of Alaska.  Auxillium Alaska and Union will be subject to the AMI relating to the Properties.

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

On August 31, 2013 and 2012, Auxillium Alaska paid $28,800 due to the State of Alaska under their two (2) leases, respectively.

(i)

Impairment Test

The Company completed its annual impairment testing of mining properties and determined that there was no impairment as the fair value of mining properties, substantially exceeded their carrying values at December 31, 2013.

(ii)

Depreciation, Depletion and Amortization Expenses

No depreciation, depletion and amortization was recorded for the reporting period ended December 31, 2013 and 2012 as the Company has not yet commenced operations.

Note 5 – Related Party Transactions

Advances from Stockholders

From time to time, the principal stockholder and CEO of the Company advances funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

The major stockholder and officer advanced $42,632 to the Company for the period from July 1, 2011 (change of control) through December 31, 2011.

The principal shareholder and CEO advanced $24,466 for the reporting period ended December 31, 2012.

The principal shareholder and CEO advanced $55,915 for the reporting period ended December 31, 2013.

No repayments have been made on any advances from stockholders.

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

Note 7 – Income Tax Provision

Deferred Tax Assets

At December 31, 2013, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $253,834 that may be used to offset future taxable income through the fiscal year ending December 31, 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $86,303 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately $24,823 and $27,873 for the year ended December 31, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	December 31, 2013	December 31, 2012

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$86,303	$61,480

Less valuation allowance	(86,303)	(61,480)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Tax Returns Remaining subject to IRS Audits

The Company has not yet filed its corporation income tax returns for the reporting period from November 9, 2009 (inception) through December 31, 2013, all of which will remain subject to audit under the statute of limitations by the Internal Revenue Service for a period of three (3) years from the date they are filed.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Warmond Fang, our President, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  Based on that evaluation as of December 31, 2013, Mr. Fang concluded that, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our President, Chief Executive Officer and Chief Financial Officer, Warmond Fang, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was not effective, as of December 31, 2013. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that amounted to material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President, Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2013.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to initiate, the following series of measures:

We plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. First, we plan to create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets. Second, we plan to create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more independent directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management.

We did not implement the said remedial measures in 2013. We anticipate that these remedial measures will be implemented when our financial conditions permit.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act).

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and officers are:

Name	Age	Positions
Warmond Fang	32	President, Chief Executive Officer, and Director
Kathy Ann Martin	42	Director

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

Kathy Ann Martin.  Ms. Martin will serve until our next annual meeting of shareholders.  Mrs. Martin holds a Bachelor's degree in Health Sciences from the University of Toronto in 1998 and has completed further academic studies in business management at Centennial College in 1999. Mrs. Martin has experience in working with the government, non-profit organizations and the private sector. She has previously worked in the Ontario Ministry of Housing and the Ontario Ministry of the Attorney General as an internal communications coordinator facilitating communications between different senior staff and government departments. In the non-profit sector, Mrs. Martin served as an administrator in the Canadian Orthopaedic Association from 1998-2000, where she dealt with such tasks as human resource management and external communication via community outreach and fundraiser activities. From 2002-2004 Mrs. Martin served as an administrator for ONTRAC Equipment, one of the largest distributors for John Deere in Ontario where she handled back office administration and accounts payable. From 2005-2012, Mrs. Martin was a freelance consultant specializing in human resources. Since 2013, Mrs. Martin has served as President/CEO of Peel Human Resources Consulting Inc.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in certain legal proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●

been found by a court of competent jurisdiction in a civil action or by the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed at an annual meeting of shareholders.

Committees of the Board and Financial Expert

We have not formed an Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee as of this Report. Our Board of Directors performs the principal functions of an Audit Committee.  We currently do not have an audit committee financial expert serving on our Board of Directors.

Code of Ethics

Due to the limited number of persons involved in the management of the Company, we have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in fiscal year 2012 and 2013, except that reports were not filed by the following persons:

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Kathy Ann Martin	1	1	1

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers

The following table sets forth all compensation earned during the year ended December 31, 2013 and 2012 of our two executive officers. We refer to all of these officers collectively as our “named executive officers”.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Other Compensation ($)	All other Compensation ($)	Total ($)
Warmond Fang, President and Chief Executive Officer	12/31/12 12/31/13	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Frank Hariton*, Former Secretary	12/31/12 12/31/13	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Mr. Hariton was paid a retainer of $1,500 a month for legal services but such retainer was terminated on December 30, 2013. He continues to serve as Company Secretary but is not and has not been compensated for serving as secretary.

Compensation of Directors

The Company has no standard arrangements in place or currently contemplated to compensate the Company’s directors for their service as directors or as members of any committee of directors.

Employment Agreements

We do not have employment agreements with any of our executive officers or directors.  We have verbal understandings with our executive officer regarding reimbursement for actual out-of-pocket expenses.

Outstanding Equity Awards at Fiscal Year-End Table

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

ITEM 12. SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 24, 2014, the stock ownership of (i) each of our named executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership*	Percentage of Class

Warmond Fang 1065 Dobbs Ferry Road White Plains, NY 10607	100,000,000 shares	74.6%
Kathy Ann Martin	0	0.0%
All officers and directors as a group (2 persons)	100,000,000 shares	74.6%

*All share numbers are adjusted for a ten for one forward stock split affected in December 2012.

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13. CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

From time to time, the principal stockholder, President and Chief Executive Officer of the Company, Warmond Fang, advances funds to the Company for working capital purposes. These advances are unsecured, non-interest bearing and due on demand.

Mr. Fang advanced $55,915 and $24,466 for the years ended December 31, 2013 and 2012. No repayments have been made on any advances from Mr. Fang.

Director Independence

We believe that the following director of our company is considered “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards:  Kathy Ann Martin.

ITEM 14. PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements in the Company’s Form 10-K and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $17,500 to Li and Company, PC, our current independent registered public accounting firm during the year ended December 31, 2013 and $17,500 to Li and Company, PC, our current independent registered public accounting firm during fiscal year ended December 31, 2012, respectively.

Tax Compliance Services

The Company did not pay Li and Company, PC for tax compliance services during the year ended December 31, 2013 and 2012.

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

PART IV

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation, incorporated by reference to like numbered exhibit filed with the Registrant’s registration statement on Form S-1 filed February 26, 2010.

3.2	Certificate of Amendment to our Certificate of Incorporation filed February 6, 2013, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 14, 2013.

3.3	By –Laws, incorporated by reference to like numbered exhibit filed with the Registrant’s registration statement on Form S-1 filed February 26, 2010.

31.1	Certification of the Principal Executive and Principal Financial and Accounting Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive and Principal Financial and Accounting Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILLIUM ENERGY, INC.

March 31, 2014	By:	/s/ Warmond Fang
Warmond Fang
President and Chief Executive Officer (Principal Executive and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Warmond Fang Warmond Fang	President, Chief Executive Officer, Director (Principal Executive and Principal Financial and Accounting Officer)	March 31, 2014

/s/ Kathy Ann Martin Kathy Ann Martin	Director	March 31, 2014