Form 10-Q
period 2014-03-31
AUXILLIUM ENERGY INC.
filed 2014-05-15
CIK 1478132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2014
Common Stock, par value $0.0001 per share	134,300,000

AUXILLIUM ENERGY, INC.

 QUARTERLY REPORT ON FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I     FINANCIAL INFORMATION

Item 1.	Financial Statements.

Auxillium Energy Inc.

(An Exploration Stage Company)

March 31, 2014 and 2013

Index to the Consolidated Financial Statements

Contents                                                                                                                                                                        Page(s)

Consolidated Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013                                         6

Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013

and for the Period from August 29, 2011 (Exploration Date) through March 31, 2014 (Unaudited)                    7

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from August 29, 2011

(Exploration Date) through March 31, 2014 (Unaudited)                                                                                           8

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013

and for the Period from August 29, 2011 (Exploration Date) through March 31, 2014 (Unaudited)                    9

Notes to the Consolidated Financial Statements (Unaudited)                                                                                 10

Auxillium Energy Inc.

(An Exploration Stage Company)
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$-	$46

Total Current Assets	-	46

Oil and gas properties (successful efforts method):	95,295	95,295

Total assets	$95,295	$95,341

Liabilities and stockholders' equity (deficit)
Current liabilities:
Bank overdraft	$8	$-
Accrued expenses	40,942	41,692
Advances from stockholders	136,063	123,013

Total current liabilities	177,013	164,705

Total liabilities	177,013	164,705

Stockholders' deficit:
Preferred stock par value $0.0001: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 750,000,000 shares
authorized; 134,300,000 shares issued and outstanding	13,430	13,430
Additional paid-in capital	171,040	171,040
Accumulated deficit	(34,470)	(34,470)
Deficit accumulated during the exploration stage	(231,718)	(219,364)

Total stockholders' deficit	(81,718)	(69,364)

Total liabilities and stockholders' deficit	$95,295	$95,341

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

(An Exploration Stage Company)
Consolidated Statements of Operations

			For the Period from
			August 29, 2011
	For the Three Months	For the Three months	(Exploration Date)
	Ended	Ended	through
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue earned during the exploration stage	$-	$-	$-

Cost of revenue during the exploration stage:
State license fees	-	-	81,600

Total cost of revenue during the exploration stage	-	-	81,600

Gross margin	-	-	(81,600)

Operating expenses:
General and administrative expenses	204	235	4,570
Professional fees	12,150	13,289	145,548

Total operating expenses	12,354	13,524	150,118

Loss before income tax provision	(12,354)	(13,524)	(231,718)

Income tax provision	-	-	-

Net loss	$(12,354)	$(13,524)	$(231,718)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	134,300,000	134,300,000

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from August 29, 2011 (Exploration Date) through March 31, 2014
(Unaudited)

	Common Stock Par Value $0.001				Deficit
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated during the Exploration Stage	Total Stockholders' Equity (Deficit)

Balance, December 31, 2010	124,300,000	$12,430	$21,870	$(27,867)	$-	$6,433

Forgiveness of debt by former stockholders			170			170

Issuance of common shares for cash at
at $0.15 per share in December 2011	10,000,000	1,000	149,000			150,000

Net loss				(6,603)	(64,388)	(70,991)

Balance, December 31, 2011	134,300,000	13,430	171,040	(34,470)	(64,388)	85,612

Net loss					(81,966)	(81,966)

Balance, December 31, 2012	134,300,000	13,430	171,040	(34,470)	(146,354)	3,646

Net loss					(73,010)	(73,010)

Balance, December 31, 2013	134,300,000	13,430	171,040	(34,470)	(219,364)	(69,364)

Net loss					(12,354)	(12,354)

Balance, March 31, 2014	134,300,000	$13,430	$171,040	$(34,470)	$(231,718)	$(81,718)

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
			August 29, 2011
	For the Three Months	For the Three months	(Exploration Date)
	Ended	Ended	through
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(12,354)	$(13,524)	$(231,718)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Bank overdraft	8	-	8
Accrued expenses	(750)	6,589	40,942

Net cash used in operating activities	(13,096)	(6,935)	(190,768)

Cash flows from investing activities:
Purchase of unproved oil and gas property acreage	-	-	(95,295)

Net cash used in investing activities	-	-	(95,295)

Cash flows from financing activities:
Advances from stockholders	13,050	8,171	136,063
Proceeds from sale of common stock	-	-	150,000

Net cash provided by financing activities	13,050	8,171	286,063

Net change in cash	(46)	1,236	-

Cash at beginning of reporting period	46	97	-

Cash at end of reporting period	$-	$1,333	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

(An Exploration Stage Company)

March 31, 2014 and 2013

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended March 31, 2014 or 2013.

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

There were no potentially outstanding dilutive shares for the reporting period ended March 31, 2014 or 2013.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, except as follows. To the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the exploration stage at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company has relied upon the advances from its principal shareholder and CEO, Mr. Warmond Fang, which totaled $136,063 as of March 31, 2014. No repayments have been made on any advances from stockholders.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

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

Background

Prior to August 2011, the Company’s business model was to explore providing automobile resale service in Eastern European countries.  In mid-2011, new management considered oil and gas exploration and development to be a more promising operation for our shareholders and has pursued oil and gas business accordingly.

Plan of Operation and Liquidity

Our plan of operation for 2014 is to continue paying our oil and gas lease costs in Alaska and to look for other oil and gas leases to acquire. We anticipate the cost of maintaining our existing properties will be approximately $30,000 to $50,000. This figure could be possibly reduced, substantially if we are able to find potential third parties to share in the costs of developing and maintaining our oil and gas leases. However, there can be no guarantee that a third party can be found.

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

We had cash and cash equivalents of $0 (see financials) as of March 31, 2014. We have funded our activities to date primarily through the issuance of equity securities and upon interest free advances from our principal shareholder,  President and Chief Executive Officer, Warmond Fang which totaled $136,063 as of March 31, 2014. However, Mr. Fang is under no legal obligation to make such advances to the Company.

Going Concern

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the exploration stage at March 31, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the actions presently being taken to further implement its business strategy and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to commence explorations and generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

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

Results of Operation

We have not generated any revenue since August 29, 2011 when we entered into an exploration stage. Since August 29, 2011, we have accumulated a net loss of $231,718. Operating expenses for the three months ended March 31, 2014 totaled $12,354, resulting in a net loss of $12,354. Operating expenses for the three months ended March 31, 2014 mainly consisted of $204 in general and administrative expenses and $12,150 in professional fees. In comparison, operating expenses for the same period ended March 31, 2013 totaled $13,524, resulting in a net loss of $13,524. Operating expenses for the three months ended March 31, 2013 mainly consisted of $235 in general and administrative expenses and $13,289 in professional fees. The slight decrease in the operating expenses for the same period ended March 31, 2014 and 2013 was a direct result of the decreases in both general and administrative expenses and professional fees.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Warmond Fang, our President, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  Based on that evaluation as of March 31, 2014, Mr. Fang concluded that, due to the material weaknesses discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2014, the Company determined that the following items constituted a material weakness:

(1)

Lack of a functioning audit committee due to a lack of a majority of independent directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2)	Inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets

(3)	Ineffective controls over period end financial disclosure and reporting processes

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

We did not implement the said remedial measures in the first quarter of 2014. We anticipate that these remedial measures will be implemented when our financial conditions permit.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act).

PART II    OTHER INFORMATION

Item 1.	Legal Proceedings.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A.	Risk Factors.

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of the Principal Executive and Principal Financial and Accounting Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive and Principal Financial and Accounting Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILLIUM ENERGY, INC.

May 15, 2014	By:	/s/ Warmond Fang
Warmond Fang
President and Chief Executive Officer (Principal Executive and Principal Financial and Accounting Officer)