Form 10-Q
period 2014-06-30
AUXILLIUM ENERGY INC.
filed 2014-08-14
CIK 1478132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2014
Common Stock, par value $0.0001 per share	134,300,000

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

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements.

Auxillium Energy Inc.

(An Exploration Stage Company)

June 30, 2014 and 2013

Index to the Consolidated Financial Statements

Contents                                                                                                                                                                     Page(s)

Consolidated Balance Sheets at June 30, 2014 (Unaudited) and December 31, 2013                                            6

Consolidated Statements of Operations for the Six Months and Three Months Ended

June 30, 2014 and 2013 (Unaudited)                                                                                                                              7

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014

and 2013 (Unaudited)                                                                                                                                                      8

Notes to the Consolidated Financial Statements (Unaudited)                                                                                 9

Auxillium Energy Inc.

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$-	$46

Total Current Assets	-	46

Oil and gas properties (successful efforts method):	99,695	95,295

Total assets	$99,695	$95,341

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$43,326	41,692
Accrued oil and gas properties payable	3,500	-
Advances from stockholders	141,390	123,013
Total current liabilities	188,216	164,705
Total liabilities	188,216	164,705

Stockholders' deficit:
Preferred stock par value $0.0001: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 750,000,000 shares authorized;
134,300,000 shares issued and outstanding	13,430	13,430
Additional paid-in capital	171,040	171,040
Accumulated deficit	(272,991)	(253,834)
Total stockholders' deficit	(88,521)	(69,364)
Total liabilities and stockholders' deficit	$99,695	$95,341

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

Consolidated Statements of Operations

	For the Six months	For the Three Months	For the Six months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	398	194	1,159	924
Professional fees	18,759	6,609	23,605	10,316
Total operating expenses	19,157	6,803	24,764	11,240
Loss before income tax provision	(19,157)	(6,803)	(24,764)	(11,240)
Income tax provision	-	-	-	-
Net loss	$(19,157)	$(6,803)	$(24,764)	$(11,240)
Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding
- Basic and diluted	134,300,000	134,300,000	134,300,000	134,300,000

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

Consolidated Statements of Cash Flows

	For the Six months	For the Six months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(19,157)	$(24,764)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	1,634	9,863
Net cash used in operating activities	(17,523)	(14,901)
Cash flows from investing activities:
Purchase of unproved oil and gas property acreage	(900)	-
Net cash used in investing activities	(900)	-
Cash flows from financing activities:
Advances received from stockholders	18,377	14,958
Net cash provided by financing activities	18,377	14,958
Net change in cash	(46)	57
Cash at beginning of period	46	97
Cash at end of period	$-	$154
Supplemental disclosure of cash flows information:
Interest paid	$-	$-

Income tax paid	$-	$-

Non cash financing and investing activities:
Accrued expense for acquisition of oil and gas properties	$3,500	$-

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

June 30, 2014 and 2013

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

The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  Upon adoption, the Company no longer presents or discloses inception-to-date information and other remaining disclosure requirements of Topic 915.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the reporting period ended June 30, 2014 or 2013.

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

There were no potentially outstanding dilutive shares for the reporting period ended June 30, 2014 or 2013.

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

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity should apply the following steps:

1.

Identify the contract(s) with the customer

2.

Identify the performance obligations in the contract

3.

Determine the transaction price

4.

Allocate the transaction price to the performance obligations in the contract

5.

Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue recognition and cash flows arising from contracts with customers.  Qualitative and quantitative information is required about the following:

1.

Contracts with customers – including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.

Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time), and determining the transaction price and amounts allocated to performance obligations

3.

Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities.  Early application is not permitted.

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.

The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments.

The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage.

The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

In June 2014, the FASB issued the FASB Accounting Standards Update No. 2014-12 “Compensation—Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The Update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted.

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

As reflected in the consolidated financial statements, the Company had an accumulated deficit at June 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence exploration and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy to commence explorations and generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

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

On April 28, 2014, Auxillium Alaska paid $900 due to the State of Alaska for the 20% deposit of total $4,400 bid for approximate 880 acreage oil and gas leasehold, Auxillium Alaska won the bid on May 7, 2014 and the remaining balance of the bid of $3,500 was accrued as Oil and Gas properties payable at June 30, 2014.

Note 5 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The chairman, CEO and a principal stockholder, Mr. Warmond Fang, advanced $55,915 for the reporting period ended December 31, 2013.

The chairman, CEO and a principal shareholder, Mr. Warmond Fang, advanced $18,377 for the reporting period ended June 30, 2014.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We caution you that reliance on any forward-looking statement involves risks and uncertainties, and that although we believe the assumptions on which our forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions could be incorrect.  In light of these and other uncertainties, you should not conclude that we will necessarily achieve any plans and objectives or projected financial results referred to in any of the forward-looking statements.  We do not undertake to release the results of any revisions of these forward-looking statements to reflect future events or circumstances.  Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:

·	our ability to raise additional capital and secure additional financing;
·	anticipated trends in our financial condition and results of operations;
·	our ability to hire and retain key employees;
·	Risks related to diverting management’s attention from ongoing business operations.

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

On April 28, 2014, we submitted to the State of Alaska a bid for an oil and gas lease for tract AP0802 that covers 880 acres in the Alaska Peninsula with a bid price of $5 per acre. We paid a deposit of $880 with the bid. On May 7, 2014, the State of Alaska announced that we were an apparent high bidder for the tract AP0802 lease. Currently, the State of Alaska is conducting an investigation into how much acres are actually available for leasing. To date, we have not entered into a lease for tract AP0802 with the State of Alaska. It is yet subject to investigation and further consideration by the State of Alaska whether a lease will be entered into and if so, how much acreage such lease will cover.

During 2014 we also anticipate spending $45,000 on administrative expenses, including legal, accounting and audit and other fees in connection with our reporting obligations as a public company.

We estimate that our total expenditures in 2014 will at least be $80,000.  We have almost no cash on hand to cover these expenses, and we therefore will require additional funding. We anticipate that additional funding will be provided in the form of equity financing from the sale of our common stock or loans from our executive officers or directors. We cannot provide investors with any assurance that additional funds will be obtained.  Currently, we do not have any arrangement in place for equity financings.

We had cash and cash equivalents of $0 as of June 30, 2014. We have funded our activities to date primarily through the issuance of equity securities and interest free advances from our principal shareholder, President and Chief Executive Officer, Warmond Fang. The advances from Mr. Fang totaled $141,390 as of June 30, 2014. However, Mr. Fang is under no legal obligation to make such advances to the Company.

Going Concern

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the exploration stage at June 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operation

We have not generated any revenue since August 29, 2011 at the time when we entered into an exploration stage. Since August 29, 2011, we have accumulated a net loss of $231,718.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating expenses for the three months ended June 30, 2014 totaled $6,803, resulting in a net loss of $6,803. Operating expenses for the three months ended June 30, 2014 mainly consisted of $194 in general and administrative expenses and $6,803 in professional fees. In comparison, operating expenses for the same period ended June 30, 2013 totaled $11,240, resulting in a net loss of $11,240. Operating expenses for the three months ended June 30, 2013 mainly consisted of $924 in general and administrative expenses and $10,316 in professional fees. The slight decrease in the operating expenses was a direct result of the decreases in both general and administrative expenses and professional fees.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating expenses for the six months ended June 30, 2014 totaled $19,157, resulting in a net loss of $19,157. Operating expenses for the six months ended June 30, 2014 mainly consisted of $398 in general and administrative expenses and $18,759 in professional fees. In comparison, operating expenses for the same period ended June 30, 2013 totaled $24,764, resulting in a net loss of $24,764. Operating expenses for the six months ended June 30, 2013 mainly consisted of $1,159 in general and administrative expenses and $23,605 in professional fees. The slight decrease in the operating expenses was a direct result of the decreases in both general and administrative expenses and professional fees.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including Warmond Fang, our President, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.  Based on that evaluation as of June 30, 2014, Mr. Fang concluded that, due to the material weaknesses discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of June 30, 2014, the Company determined that the following items constituted a material weakness:

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

We did not implement the said remedial measures in the second quarter of 2014. We anticipate that these remedial measures will be implemented when our financial conditions permit.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act).

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

101

The following materials from the Company’s Annual Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILLIUM ENERGY, INC.

August 14, 2014	By:	/s/ Warmond Fang
Warmond Fang
President and Chief Executive Officer (Principal Executive and Principal Financial and Accounting Officer)