Form 10-Q
period 2014-09-30
AUXILLIUM ENERGY INC.
filed 2014-11-14
CIK 1478132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2014
Common Stock, par value $0.0001 per share	134,300,000

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

PART I    FINANCIAL INFORMATION

Item 1.  Financial Statements.

Auxillium Energy Inc.

(An Exploration Stage Company)

September 30, 2014 and 2013

Index to the Consolidated Financial Statements

Contents                                                                                                                                                     Page(s)

Consolidated Balance Sheets at September 30, 2014 (Unaudited) and December 31, 2013                            6

Consolidated Statements of Operations for the Nine Months and Three Months Ended

September 30, 2014 and 2013 (Unaudited)                                                                                                       7

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014

and 2013 (Unaudited)                                                                                                                                        8

Notes to the Consolidated Financial Statements (Unaudited)                                                                           9

Auxillium Energy Inc.
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash	$-	$46

Total Current Assets	-	46

Oil and gas properties (successful efforts method):
Unproved oil and gas property acreage	3,739	95,295

Oil and gas properties (successful efforts method):	3,739	95,295

Total assets	$3,739	$95,341

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$8,598	$41,692
Advances from stockholders	157,133	123,013

Total current liabilities	165,731	164,705

Total liabilities	165,731	164,705

Stockholders' deficit:
Preferred stock par value $0.0001: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock par value $0.0001: 750,000,000 shares authorized;
134,300,000 shares issued and outstanding	13,430	13,430
Additional paid-in capital	171,040	171,040
Accumulated deficit	(346,462)	(253,834)

Total stockholders' deficit	(161,992)	(69,364)

Total liabilities and stockholders' deficit	$3,739	$95,341

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.
Consolidated Statements of Operations

	For the Nine months	For the Three Months	For the Nine months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2014	September 30, 2013	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Cost of revenue
State license fees	748	748	28,800	28,800

Gross margin	(748)	(748)	(28,800)	(28,800)

Operating expenses:
Professional fees	26,506	7,747	33,652	10,047
General and administrative expenses	579	181	1,314	155
Loss from abandonment of oil and gas properties	95,295	95,295	-	-

Total operating expenses	122,380	103,223	34,966	10,202

Loss from operations	(123,128)	(103,971)	(63,766)	(39,002)

Other (income) expense:
Forgiveness of accrued legal expenses	(30,500)	(30,500)	-	-

Other (income) expense, net	(30,500)	(30,500)	-	-

Income before income tax provision	(92,628)	(73,471)	(63,766)	(39,002)

Income tax provision	-	-	-	-

Net loss	$(92,628)	$(73,471)	$(63,766)	$(39,002)

Earnings per share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	134,300,000	134,300,000	134,300,000	134,300,000

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.
Consolidated Statements of Cash Flows

	For the Nine months	For the Nine months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(92,628)	$(63,766)
Adjustments to reconcile net loss to net cash used in operating activities
Loss from abandonment of oil and gas properties	95,295	-
Changes in operating assets and liabilities:
Accrued expenses	(33,094)	10,120

Net cash used in operating activities	(30,427)	(53,646)

Cash flows from investing activities:
Purchase of unproved oil and gas property acreage	(3,739)	-

Net cash used in investing activities	(3,739)	-

Cash flows from financing activities:
Advances received from stockholders	34,120	53,649

Net cash provided by financing activities	34,120	53,649

Net change in cash	(46)	3

Cash at beginning of period	46	97

Cash at end of period	$-	$100

Supplemental disclosure of cash flows information:
Interest paid	$-	$-

Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Auxillium Energy Inc.

September 30, 2014 and 2013

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

Note 2 – Significant and Critical Accounting Policies and Practices

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

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

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses.

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

Pursuant to section 850-10-20 the related parties include a) affiliates (“Affiliate” means, with respect to any specified Person, any other Person that, directly or indirectly through one or more intermediaries, controls, is controlled by or is under common control with such Person, as such terms are used in and construed under Rule 405 under the Securities Act) of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Deferred Tax Assets and Income Tax Provision

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

Tax years that remain subject to examination by major tax jurisdictions

The Company discloses tax years that remain subject to examination by major tax jurisdictions pursuant to the ASC Paragraph 740-10-50-15.

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

Earnings per Share

Earnings per share ("EPS") is the amount of earnings attributable to each share of common stock. For convenience, the term is used to refer to either earnings or loss per share.  EPS is computed pursuant to section 260-10-45 of the

FASB Accounting Standards Codification.  Pursuant to ASC Paragraphs 260-10-45-10 through 260-10-45-16 Basic EPS shall be computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) during the period.  Income available to common stockholders shall be computed by deducting both the dividends declared in the period on preferred stock (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned) from income from continuing operations (if that amount appears in the income statement) and also from net income.  The computation of diluted EPS is similar to the computation of basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

Pursuant to ASC Paragraphs 260-10-45-45-21 through 260-10-45-45-23 Diluted EPS shall be based on the most advantageous conversion rate or exercise price from the standpoint of the security holder.  The dilutive effect of outstanding call options and warrants (and their equivalents) issued by the reporting entity shall be reflected in diluted EPS by application of the treasury stock method unless the provisions of paragraphs 260-10-45-35 through 45-36 and 260-10-55-8 through 55-11 require that another method be applied. Equivalents of options and warrants include non-vested stock granted to employees, stock purchase contracts, and partially paid stock subscriptions (see paragraph 260–10–55–23). Anti-dilutive contracts, such as purchased put options and purchased call options, shall be excluded from diluted EPS.  Under the treasury stock method: a. Exercise of options and warrants shall be assumed at the beginning of the period (or at time of issuance, if later) and common shares shall be assumed to be issued. b. The proceeds from exercise shall be assumed to be used to purchase common stock at the average market price during the period. (See paragraphs 260-10-45-29 and 260-10-55-4 through 55-5.) c. The incremental shares (the difference between the number of shares assumed issued and the number of shares assumed purchased) shall be included in the denominator of the diluted EPS computation.

There were no potentially outstanding dilutive shares for the reporting period ended September 30, 2014 or 2013.

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

In August 2014, the FASB issued the FASB Accounting Standards Update No. 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued (or at the date that the financial statements are available to be issued when applicable). Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The term probable is used consistently with its use in Topic 450, Contingencies.

When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The mitigating effect of management’s plans should be considered only to the extent that (1) it is probable that the plans will be effectively implemented and, if so, (2) it is probable that the plans will mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should disclose information that enables users of the financial statements to understand all of the following (or refer to similar information disclosed elsewhere in the footnotes):

a.

Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.

Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.

Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). Additionally, the entity should disclose information that enables users of the financial statements to understand all of the following:

a.

Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.

Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.

Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The Company has elected to adopt early application of Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had an accumulated deficit at September 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Oil and Gas Properties

Purchase of Oil and Gas Properties in the State of Alaska on August 29, 2011

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

On August 31, 2014, Auxillium Alaska surrendered the leases in its entirety to the State of Alaska Department of Natural Resources. The total cost of $95,295 for the surrendered leases was recorded as loss from abandonment of oil and gas properties.

Purchase of Oil and Gas Properties in the State of Alaska on September 11, 2014

On April 28, 2014, Auxillium Alaska submitted to the State of Alaska a bid for an oil and gas lease (tract AP0802) for an estimated 880 acres in the Alaska Peninsula. Auxillium Alaska paid $900 to the State of Alaska for a 20% deposit of the total $4,400 bid.

On September 11, 2014 the State of Alaska awarded the lease, which actually contained 748 acres. Auxillium Alaska paid the bid balance of 2,839 along with the first year annual rental payment of $748 for a total balance of $3,587 to the State of Alaska

Note 5 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

The chairman, CEO and a principal stockholder, Mr. Warmond Fang, advanced $123,013 for the reporting period ended December 31, 2013.

The chairman, CEO and a principal shareholder, Mr. Warmond Fang, advanced an additional $34,120 for the reporting period ended September 30, 2014 bringing the total advance to $157,133.

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

Resignation of Corporate Secretary

On July 20, 2014, Frank J. Hariton resigned from his position as corporate secretary of the Company.  Mr. Hariton’s resignation was not the result of any disputes or disagreements with the Company on any matter relating to its operations, policies (including accounting or financial policies) or practices.

Plan of Operation and Liquidity

Our plan of operation for 2014 is to continue paying our oil and gas lease costs in Alaska and to look for other oil and gas leases to acquire. On September 11, 2014, we surrendered two of our existing leases in the Alaska Foothills covering 9,600 acres back to the Alaska Department of Natural Resources. Concurrently, on September 11, 2014, we received an award notice for a new lease covering 747 acres in the Alaska Peninsula with $3,587 due to the state of Alaska by October 11, 2014.

We anticipate the cost of maintaining our existing properties will be approximately $1,500 to $3,000. This figure could be possibly reduced, substantially if we are able to find potential third parties to share in the costs of developing and maintaining our oil and gas leases. However, there can be no guarantee that a third party can be found.

On April 28, 2014, we submitted to the State of Alaska a bid for an oil and gas lease for tract AP0802 that covers 880 acres in the Alaska Peninsula with a bid price of $5 per acre. We paid a deposit of $900 with the bid. On May 7, 2014, the State of Alaska announced that we were an apparent high bidder for the tract AP0802 lease. Currently, the State of Alaska is conducting an investigation into how much acres are actually available for leasing. To date, we have not entered into a lease for tract AP0802 with the State of Alaska. It is yet subject to investigation and further consideration by the State of Alaska whether a lease will be entered into and if so, how much acreage such lease will cover.

On September 11, 2014 the State of Alaska issued an award notice to the Company for a lease in the Alaska Peninsula for 747 acres. Although the original bid was for 880 acres, the State of Alaska concluded after an investigation in the area, that the total acreage available for leasing was only 747 acres. There is an outstanding balance of $3,587 owed to the State of Alaska due by October 11, 2014. The lease will also carry a yearly rental fee of $747 annually subject to yearly increases of $.50 per acre each year.

During 2014 we also anticipate spending $45,000 on administrative expenses, including legal, accounting and audit and other fees in connection with our reporting obligations as a public company.

We estimate that our total expenditures in 2014 will at least be $50,000.  We have almost no cash on hand to cover these expenses, and we therefore will require additional funding. We anticipate that additional funding will be provided in the form of equity financing from the sale of our common stock or loans from our executive officers or directors. We cannot provide investors with any assurance that additional funds will be obtained.  Currently, we do not have any arrangement in place for equity financings.

We had cash and cash equivalents of $0 as of September 30, 2014. We have funded our activities to date primarily through the issuance of equity securities and interest free advances from our principal shareholder, President and Chief Executive Officer, Warmond Fang. The advances from Mr. Fang totaled $157,133 as of September 30, 2014. However, Mr. Fang is under no legal obligation to make such advances to the Company.

Going Concern

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the exploration stage at September 30, 2014, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operation

We have not generated any revenue since August 29, 2011 at the time when we entered into an exploration stage. Since August 29, 2011, we have accumulated a net loss of $346,462.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating expenses for the three months ended September 30, 2014 totaled $103,223, resulting in a net loss of $73,471. Operating expenses for the three months ended September 30, 2014 mainly consisted of $95,295 in losses from the abandonment of two our existing oil and gas leases in the Alaska Foothills. $181 in general and administrative expenses and $7,747 in professional fees. In comparison, operating expenses for the same period ended September 30, 2013 totaled $10,202, resulting in a net loss of $39,002. Operating expenses for the three months ended September 30, 2013 mainly consisted of $155 in general and administrative expenses and $10,047 in professional fees. The significant increase in the operating expenses was a result of the cost incurred in abandoning two of our existing leases in the Alaska Foothills.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating expenses for the nine months ended September 30, 2014 totaled $122,380, resulting in a net loss of $92,628. Operating expenses for the nine months ended September 30, 2014 mainly consisted of $95,295 in losses from the abandonment of two our existing oil and gas leases in the Alaska Foothills. $579 in general and administrative expenses and $26,506 in professional fees. In comparison, operating expenses for the same period ended September 30, 2013 totaled $34,966, resulting in a net loss of $63,766. Operating expenses for the nine months ended September 30, 2013 mainly consisted of $1,314 in general and administrative expenses and $33,652 in professional fees. The significant increase in the operating expenses was a result of the cost incurred in abandoning two of our existing leases in the Alaska Foothills.

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

The impairment charges,if any, is included in operating expenses in the accompanying statements of operations.

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

Unevaluated properties are assessed periodically on a property-by-property basis and any impairment in value is charged to expense.  If the unevaluated properties are subsequently determined to be productive, the related costs are transferred to proven oil and gas properties.  Proceeds from sales of partial interests in unproved leases are accounted for as a recovery of cost without recognizing any gain until all costs are recovered.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Warmond Fang, our President, Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.  Based on that evaluation as of September 30, 2014, Mr. Fang concluded that, due to the material weaknesses discussed below, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of September 30, 2014, the Company determined that the following items constituted a material weakness:

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

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act).

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Item 5.  Other Information.

On July 20, 2014, Frank J. Hariton resigned from his position as corporate secretary of the Company.  Mr. Hariton’s resignation was not the result of any disputes or disagreements with the Company on any matter relating to its operations, policies (including accounting or financial policies) or practices.

Item 6.  Exhibits.

31.1	Certification of the Principal Executive and Principal Financial and Accounting Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive and Principal Financial and Accounting Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements.

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUXILLIUM ENERGY, INC.

November 14, 2014	By:	/s/ Warmond Fang
Warmond Fang
President and Chief Executive Officer (Principal Executive and Principal Financial and Accounting Officer)